Form 10-Q
period 2020-09-30
Live Oak Acquisition Corp
filed 2020-11-05
CIK 1779020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File No. 001-39280

Live Oak Acquisition Corp.
(Exact name of registrant as specified in its charter)

Delaware	84-1924518
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

774A Walker Rd. Great Falls, VA 22066
(Address of Principal Executive Offices, including zip code)

(901) 685-2865
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A Common Stock and one-half of one Redeemable Warrant	LOAK.U	New York Stock Exchange
Class A Common Stock, par value $0.0001 per share	LOAK	New York Stock Exchange
Warrants, each exercisable for one share Class A Common Stock for $11.50 per share	LOAK.WS	New York Stock Exchange

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

As of November 5, 2020, there were 20,000,000 shares of Class A common stock and 5,000,000 shares of Class B common stock of the registrant issued and outstanding.

LIVE OAK ACQUISITION CORP.

Quarterly Report on Form 10-Q

TABLE OF CONTENTS

		Page

PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Condensed Consolidated Balance Sheets as of September 30, 2020 (unaudited) and December 31, 2019	1

	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2020 (unaudited) and for the period from May 24, 2019 (inception) Through September 30, 2019 (unaudited)	2

	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Three and Nine Months Ended September 30, 2020 (unaudited) and for the period from May 24, 2019 (inception) Through September 30, 2019 (unaudited)	3

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2020 (unaudited) and for the period from May 24, 2019 (inception) Through September 30, 2019 (unaudited)	4

	Notes to Condensed Consolidated Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	18

Item 4.	Controls and Procedures	18

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	19

Item 1A.	Risk Factors	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3.	Defaults Upon Senior Securities	19

Item 4.	Mine Safety Disclosures	19

Item 5.	Other Information	19

Item 6.	Exhibits	19

SIGNATURES		20

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LIVE OAK ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,398,497	$20,000
Prepaid expenses and other current assets	132,104	—
Total Current Assets	1,530,601	20,000

Deferred offering costs	—	57,950
Cash and marketable securities held in Trust Account	200,072,132	—
Total Assets	$201,602,733	$77,950

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$103,417	$3,980
Accrued offering costs	—	52,950
Total Current Liabilities	103,417	56,930

Deferred underwriting fee payable	6,737,500	—
Total Liabilities	6,840,917	56,930

Commitments

Class A Common stock subject to possible redemption, 18,976,181, shares at $10.00 per share	189,761,810	—

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 1,023,819 issued and outstanding (excluding 18,976,181 shares subject to possible redemption) at September 30, 2020	102	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 5,000,000 shares and 5,750,000 shares issued and outstanding September 30, 2020 and December 31, 2019, respectively	500	575
Additional paid-in capital	5,241,344	24,425
Accumulated deficit	(241,940)	(3,980)
Total Stockholders’ Equity	5,000,006	21,020
Total Liabilities and Stockholders’ Equity	$201,602,733	$77,950

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LIVE OAK ACQUISITION CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,	For the Period from May 24, 2019 (inception) Through September 30,
	2020	2019	2020	2019
Formation and general and administrative expenses	$197,698	$—	$310,092	$2,774
Loss from operations	(197,698)	—	(310,092)	(2,774)

Other income:
Interest earned on marketable securities held in Trust Account	45,673	—	72,132	—
				—
Net loss	$(152,025)	$—	$(237,960)	$(2,774)

Weighted average shares outstanding of Class A redeemable common stock	20,000,000	—	20,000,000	—
Basic and diluted income per share, Class A	$0.00	$—	$0.00	$—

Weighted average shares outstanding of Class B non-redeemable common stock	5,000,000	5,000,000	5,000,000	5,000,000
Basic and diluted net loss per share, Class B	$(0.04)	$(0.00)	$(0.05)	$(0.00)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LIVE OAK ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – January 1, 2020	—	$—	5,750,000	$575	$24,425	$(3,980)	$21,020

Net loss	—	—	—	—	—	(60)	(60)

Balance – March 31, 2020	—	—	5,750,000	575	24,425	(4,040)	20,960

Sale of 20,000,000 Units, net of underwriting discounts and offering costs	20,000,000	2,000	—	—	188,976,756	—	188,978,756

Sale of 6,000,000 Private Placement Warrants	—	—	—	—	6,000,000	—	6,000,000

Forfeiture of Founder Shares	—	—	(750,000)	(75)	75	—	—

Common stock subject to possible redemption	(18,991,384)	(1,899)	—	—	(189,911,941)	—	(189,913,840)

Net loss	—	—	—	—	—	(85,875)	(85,875)

Balance – June 30, 2020	1,008,616	$101	5,000,000	$500	$5,089,315	$(89,915)	$5,000,001

Change in value of common stock subject to possible redemption	15,203	1	—	—	152,029	—	152,030

Net loss	—	—	—	—	—	(152,025)	(152,025)

Balance – September 30, 2020	1,023,819	$102	5,000,000	$500	$5,241,344	$(241,940)	$5,000,006

FOR THE PERIOD FROM MAY 24, 2019 (INCEPTION) THROUGH SEPTEMBER 30, 2019

	Class B		Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance – May 24, 2019 (inception)	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor (1)	5,750,000	575	24,425	—	25,000

Net loss	—	—	—	(2,774)	(2,774)

Balance – June 30, 2019	5,750,000	$575	$24,425	$(2,774)	$22,226

Net loss	—	—	—	—	—

Balance – September 30, 2019	5,750,000	$575	$24,425	$(2,774)	$22,226

(1)	Included 750,000 shares of Class B common stock subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 4).

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LIVE OAK ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,	For the Period from May 24, 2019 (inception) Through September 30,
	2020	2019
Cash Flows from Operating Activities:
Net loss	$(237,960)	$(2,774)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:	—	—
Interest earned on marketable securities held in Trust Account	(72,132)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(132,104)	—
Accrued expenses	99,437	2,774
Net cash and cash equivalents used in operating activities	(342,759)	—

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(200,000,000)	—
Net cash and cash equivalents used in investing activities	(200,000,000)	—

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Proceeds from sale of Units, net of underwriting discounts paid	196,150,000	—
Proceeds from sale of Private Placement Warrants	6,000,000	—
Proceeds from promissory note - related party	160,000	—
Repayment of promissory note - related party	(160,000)	—
Payment of offering costs	(428,744)	(5,000)
Net cash and cash equivalents provided by financing activities	201,721,256	20,000

Net Change in Cash and Cash Equivalents	1,378,497	20,000
Cash and Cash Equivalents – Beginning of period	20,000	—
Cash and Cash Equivalents – End of period	$1,398,497	$20,000

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Offering costs included in accrued offering costs	$—	$113,646
Initial classification of common stock subject to possible redemption	$189,999,400	$—
Change in value of common stock subject to possible redemption	$(237,590)	$—
Deferred underwriting fee payable	$6,737,500	$—

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LIVE OAK ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
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

The Company has one wholly owned subsidiary, Green Merger Corp., incorporated in Georgia on September 22, 2020 (“Merger Sub”).

The Company is not limited to a particular or geographic region for purposes of consummating a Business Combination. The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.

As of September 30, 2020, the Company had not commenced any operations. All activity for the period from May 24, 2019 (inception) through September 30, 2020 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, identifying a target company for a Business Combination, and activities in connection with the potential acquisition of Meredian Holdings Group, Inc., a Georgia corporation, doing business as Danimer Scientific (“Meredian”), as more fully described in Note 8. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Following the closing of the Initial Public Offering on May 8, 2020, an amount of $200,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”) which is invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination and (ii) the distribution of the funds in the Trust Account, as described below, except that interest earned on the Trust Account can be released to the Company to pay its tax obligations (less $100,000 of interest to pay dissolution expenses).

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

LIVE OAK ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
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

LIVE OAK ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
(Unaudited)

On October 3, 2020, the Company, Merger Sub, Meredian, the Sponsor, as representative for the Company for certain purposes described in the Merger Agreement, and John A. Dowdy, Jr., as representative of the shareholders of Meredian for certain purposes described in the Merger Agreement (the “Shareholder Representative”), entered into an agreement and plan of merger (the “Merger Agreement”), pursuant to which the Company and Meredian will enter into a business combination. (see Note 8).

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on May 6, 2020, as well as the Company’s Current Reports on Form 8-K, as filed with the SEC on May 11, 2020 and May 14, 2020. The interim results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any future interim periods.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.

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

LIVE OAK ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. At September 30, 2020, cash equivalents, consisting of money market funds, amounted to $1,304,094.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2020, the 18,976,181 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed consolidated balance sheet.

Offering Costs

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that are directly related to the Initial Public Offering. Offering costs amounting to $11,021,244 were charged to stockholders’ equity upon the completion of the Initial Public Offering.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of September 30, 2020, the Company had a deferred tax asset of approximately $50,000, which had a full valuation allowance recorded against it of approximately $50,000. Deferred tax assets were immaterial as of December 31, 2019 due to the full valuation allowance against those assets.

The Company’s current taxable income primarily consists of interest income on the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible for tax purposes. During the three and nine months ended September 30, 2020, the Company recorded no income tax expense. The Company’s effective tax rate for three and nine months ended September 30, 2020 was 0%, which differs from the expected income tax rate due to the start-up costs (discussed above) which are not currently deductible.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2020 and December 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

LIVE OAK ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
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

The Company’s condensed consolidated statements of operations includes a presentation of income (loss) per share for common shares subject to redemption in a manner similar to the two-class method of income per share. Net income per common share, basic and diluted, for Class A redeemable common stock is calculated by dividing the interest income earned on the Trust Account of $45,673 and $72,132, respectively, for the three and nine months ended September 30, 2020 (net of applicable franchise and income taxes of approximately $17,000 and $72,000, respectively, for the three and nine months ended September 30, 2020) by the weighted average number of Class A redeemable common stock of 20,000,000 shares outstanding since issuance. Net loss per common share, basic and diluted, for Class B non-redeemable common stock for the three months ended September 30, 2020 is calculated by dividing the net loss of $152,025, less income attributable to Class A redeemable common stock of $29,000, by the weighted average number of Class B non-redeemable common stock outstanding for the period. Net loss per common share, basic and diluted, for Class B non-redeemable common stock for the nine months ended September 30, 2020 is calculated by dividing the net loss of $237,960, less income attributable to Class A redeemable common stock of $0, by the weighted average number of Class B non-redeemable common stock outstanding for the period. Class B non-redeemable common stock includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed consolidated balance sheets, primarily due to their short-term nature.

The Company’s portfolio of marketable securities held in the Trust Account is comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less. The fair value for trading securities is determined using quoted market prices in active markets.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed consolidated financial statements.

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

NOTE 4. RELATED PARTY TRANSACTIONS

Founder Shares

In June 2019, the Sponsor purchased 5,031,250 shares (the “Founder Shares”) of the Company’s Class B common stock for an aggregate price of $25,000. On January 14, 2020, the Sponsor contributed back to the Company, for no consideration, 718,750 Founder Shares. In February 2020, the Company effected a stock dividend for 0.333333333 shares for each Founder Share outstanding, resulting in the Sponsor holding an aggregate of 5,750,000 Founder Shares (up to an aggregate of 750,000 Founder Shares of which were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the initial stockholders would own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering (see Note 6). The underwriters’ election to exercise their over-allotment option expired unexercised on June 22, 2020 and, as a result, 750,000 Founder Shares were forfeited, resulting in 5,000,000 Founder Shares outstanding.

LIVE OAK ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
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

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. At September 30, 2020 and December 31, 2019, no Working Capital Loans were outstanding.

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

LIVE OAK ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
(Unaudited)

NOTE 6. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At September 30, 2020 and December 31, 2019, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At September 30, 2020, there were 1,023,819 shares of Class A common stock issued and outstanding, excluding 18,976,181 shares of Class A common stock subject to possible redemption. At December 31, 2019, there were no shares of Class A common stock issued or outstanding.

Class B Common Stock — The Company is authorized to issue 10,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each common share. At September 30, 2020 and December 31, 2019, there were 5,000,000 and 5,750,000 shares of Class B common stock issued and outstanding, respectively.

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

LIVE OAK ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
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

NOTE 7. FAIR VALUE MEASUREMENTS

The Company classifies its U. S. Treasury and equivalent securities as held-to-maturity in accordance with ASC 320 “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying condensed consolidated balance sheets and adjusted for the amortization or accretion of premiums or discounts.

At September 30, 2020, assets held in the Trust Account were comprised of $9,563 in cash and $200,062,569 in U.S. Treasury Bills, which are held at amortized cost. Through September 30, 2020, the Company has not withdrawn any interest earned on the Trust Account.

The gross holding losses and fair value of held-to-maturity securities at September 30, 2020 are as follows:

	Held-To-Maturity	Amortized Cost	Gross Holding Gain	Fair Value
September 30, 2020	U.S. Treasury Securities (Matures on 10/06/2020)	$200,062,569	$430	$200,062,999

LIVE OAK ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
(Unaudited)

NOTE 8. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed consolidated financial statements were issued. Based upon this review, the Company did not identify any subsequent events, other than as described below, that would have required adjustment or disclosure in the condensed consolidated financial statements. Capitalized terms used in this Note 8 but not otherwise defined herein have the meanings given to them in the Merger Agreement.

The Business Combination

On October 3, 2020, the Company, Merger Sub, Meredian, the Sponsor and the Shareholder Representative, entered into the Merger Agreement, pursuant to which the Company and Meredian will enter into a business combination. The Merger Agreement was amended by Amendment No. 1 to Agreement and Plan of Merger, dated as of October 8, 2020, by and among the Company, Merger Sub, Meridian, the Sponsor and the Shareholder Representative.

Pursuant to the Merger Agreement, Merger Sub will be merged with and into Meredian (the “Merger,” together with the other transactions related thereto, the “Proposed Transactions”), with Meredian surviving the Merger as a wholly-owned direct subsidiary of the Company.

In addition, at the Effective Time, by virtue of the Merger and without any action on the part of the Company, Merger Sub, Meredian or the holders of any of Meredian’s securities: each share of common stock, $0.001 par value of Meredian (“Meredian Common Stock”) issued and outstanding immediately prior to the Effective Time will be cancelled and extinguished, will cease to exist and will be converted into the right to receive the number of shares of common stock of the Company equal to the quotient obtained by dividing (a)(i) Closing Payment, divided by (ii) the sum of (x) the total number of shares of Meredian Common Stock (other than Cancelled Shares) issued and outstanding immediately prior to the Effective Time, plus (y) the total number of Meredian Common Stock issuable in respect of all Company Options and Company Warrants that remain outstanding as of immediately prior to the Closing, by (b) $10.00, together with any amounts that may become payable in respect of such shares of Meredian Common Stock from the Adjustment Holdback Amount, the Shareholder Representative Amount, and the Earn-Out Shares, when and as provided in the Merger Agreement.

The Merger Agreement contains customary representations, warranties and covenants by the parties thereto.

Under the Merger Agreement, consummation of the Merger is subject to customary and other conditions, including (i) the expiration or termination of the waiting period (or extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (as amended), (ii) the absence of any governmental order that would prohibit the Merger, (iii) delivery to the Company of the duly executed written consent, in form and substance reasonably acceptable to the Company, of Meridian’s shareholders holding the requisite approval in favor of the approval and adoption of the Merger Agreement and the Proposed Transactions (the “Written Consent”), (iv) the Company’s stockholders having approved each of the Live Oak Proposals, including the transactions contemplated by the Merger Agreement, (v) effectiveness of a registration statement on Form S-4, including a proxy statement/prospectus to be distributed to holders of the Company’s common stock in connection with the Company’s solicitation of proxies for the vote by the Company’s stockholders with respect to the Proposed Transactions (the “Registration Statement”), (vi) shares of the Company’s common stock to be issued to the shareholders of Meredian as contemplated by the Merger Agreement (including the Earn-Out Shares) shall be listed on the NYSE as of the Closing Date, (vii) conversion of Company Options into comparable substitute equity awards of the Company, (viii) all of the outstanding warrants and all other convertible securities of Meredian (other than the Company Options) shall have been converted into equity of Meredian, repaid or cancelled (in the case of out-of-the-money securities) or otherwise converted at or prior to the Closing, and any rights to acquire equity of Meredian (other than as described in (vii) above) shall be extinguished as of the Closing, (ix) the representations and warranties of the parties to the Merger Agreement being true and correct, subject to the de minimis, materiality and material adverse effect standards contained in the Merger Agreement, (x) material compliance by the parties with their respective covenants, (xi) the Company’s cash and cash equivalents from all sources at the Closing, after giving effect to redemptions made by certain Company’s stockholders, when added together with the amount of all net proceeds from the PIPE, along with any additional private financing or backstop arrangements concurrent with the Closing that may be pursued by the Company at its sole discretion, being at least $300 million and (xii) the Company having raised at least $200 million in cash in PIPE financing to be consummated in connection with the Closing.

The Merger Agreement is subject to termination prior to the effective time of the Merger as follows:

●	by the mutual written consent of the Company and Meridian;

●	by the Company or Meridian, if the Effective Time will not have occurred prior to March 31, 2021 (the “Outside Date”); provided, however, that the Merger Agreement may not be terminated by any party that is in breach of or failure to perform any of its representations, warranties, covenants or agreements contained in the Merger Agreement and such breach or failure has been the cause of or has resulted in the failure of the Closing to occur on or prior to the Outside Date;

●	by the Company if (i) there is an occurrence of a breach of any representation, warranty, covenant or agreement on the part of Meridian set forth in the Merger Agreement, or if any representation or warranty of Meridian has become untrue, in either case resulting to a Terminating Company Breach; provided that the Company has not waived such Terminating Company Breach and the Company and Merger Sub are not then in material breach of their representations, warranties, covenants or agreements in the Merger Agreement; provided further that, if such Terminating Company Breach is curable by Meridian, the Company may not terminate the Merger Agreement under this provision for so long as Meridian continues to exercise its reasonable efforts to cure such breach, unless such breach is not cured within ten days after notice of such breach and the Company’s intention to terminate the Merger Agreement is provided by the Company to Meridian; or (ii) Meridian has not delivered to the Company a certified copy of the Written Consent by 5:00 p.m. (Central Time) on the tenth (10th) Business Day immediately following the date of the effectiveness of the Registration Statement; and

LIVE OAK ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
(Unaudited)

●	by Meridian if (i) there is an occurrence of a breach of any representation, warranty, covenant or agreement on the part of the Company and Merger Sub set forth in the Merger Agreement, or if any representation or warranty of the Company and Merger Sub will have become untrue, in either case resulting to a Terminating Live Oak Breach; provided that Meridian has not waived such Terminating Live Oak Breach and Meridian is not then in material breach of its representations, warranties, covenants or agreements in the Merger Agreement; provided, however, that, if such Terminating Live Oak Breach is curable by the Company and Merger Sub, Meridian may not terminate the Merger Agreement under this provision for so long as the Company and Merger Sub continue to exercise their reasonable efforts to cure such breach, unless such breach is not cured within ten days after notice of such breach and Meridian’s intention to terminate the Merger Agreement is provided by Meridian to Live Oak; or (ii) the Company fails to receive the requisite vote to approve each of the Live Oak Proposals by the Outside Date.

If the Merger Agreement is terminated, the Merger Agreement will immediately become void and have no further force or effect, with no liability under the Merger Agreement on the part of any party to any other party except as set forth in the Merger Agreement, and no such termination will relieve any party from liability for any fraud, intentional misrepresentation, or intentional or willful breach of the Merger Agreement by such party prior to such termination.

Other Agreements Related to the Merger Agreement

Support Agreements

Contemporaneously with the execution of the Merger Agreement, on October 3, 2020, certain executive officers, directors, affiliates and holders of 5% or more of the outstanding shares of Meredian Common Stock representing a majority of the outstanding shares of Meredian Common Stock (the “Key Meredian Shareholders”) entered into various support agreements (the “Support Agreements”) pursuant to which such Key Meredian Shareholders agreed to vote all of their shares of Meredian Common Stock in favor of the approval and adoption of the Proposed Transactions. Additionally, such Key Meredian Shareholders have agreed not to (a) transfer any of their shares of Meredian Common Stock (or enter into any arrangement with respect thereto) or (b) enter into any voting arrangement that is inconsistent with the Support Agreements.

Subscription Agreements

In connection with the execution of the Merger Agreement, effective as of October 3, 2020, the Company entered into separate subscription agreements (each, a “Subscription Agreement”) with a number of purchasers (the “Subscribers”) of the Company’s Class A Common Stock (the “PIPE Shares”), pursuant to which the Subscribers agreed to purchase, and the Company agreed to sell to the Subscribers, the PIPE Shares, for a purchase price of $10.00 per share and an aggregate purchase price of $210,000,000. The Company agreed to give certain registration rights to the Subscribers with respect to the PIPE Shares pursuant to the Subscription Agreements.

The closing of the sale of the PIPE Shares pursuant to the Subscription Agreement is contingent upon, among other customary closing conditions, the substantially concurrent consummation of the Proposed Transactions.

Non-Competition Agreements

In connection with the execution of the Merger Agreement, the Company and certain specified shareholders of Meredian entered into non-competition agreements (the “Non-Competition Agreements”), pursuant to which such specified shareholders agreed, among other things, to not (i) own, manage, operate, control, have any interest in, financial or otherwise, participate in, consult or perform services for, render services in any form to any person in, or otherwise carry on, whether as principal, agent, independent contractor, consultant, partner, manager, member, executive, employee, representative or licensor or otherwise, any business that is competitive with researching, developing, manufacturing, marketing, distributing and selling biodegradable bio-plastic replacements for traditional petroleum-based plastics (the “Business”) in any geographic area throughout the world in which the Company and any of its subsidiaries has conducted any aspects of the Business during the 12-month period prior to the date of Non-Competition Agreements (a “Competing Business”); (ii)(A) solicit, attempt to solicit, assist in soliciting, directly or indirectly, individually (other than on behalf of the Company and its subsidiaries) or on behalf of a Competing Business, any customer, vendor, supplier, licensor, licensee, or other business relation of the Company and its subsidiaries, or induce or encourage, or attempt to induce or encourage, any customer, vendor, supplier, licensor, licensee, or other business relation of the Company and its subsidiaries, in each such case to cease doing business with the Company and its subsidiaries or (B) in any way interfere with the relationship between the Company and its subsidiaries and any current customer, vendor, supplier, licensor, licensee, or other business relation of the Company or its subsidiaries; or (iii)(A) solicit or recruit, or attempt to solicit or recruit, any officer, employee, representative, or agent of the Company or any of its subsidiaries who has been hired or engaged by the Company or any of its subsidiaries (including Meredian and its subsidiaries) to leave the employ of the Company or any of its subsidiaries or (B) hire any such individual.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering and of our preliminary proxy statement/prospectus, subject to completion, dated October 27, 2020 which forms part of a registration statement on Form S-4 (the “Preliminary Proxy Statement”) filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Recent Developments

On October 3, 2020, we entered into an agreement and plan of merger (the “Merger Agreement”) with Green Merger Corp., a Georgia corporation (“Merger Sub”), Meredian Holdings Group, Inc., a Georgia corporation, doing business as Danimer Scientific (“Meredian”), the Sponsor and John A. Dowdy, Jr., as representative of the shareholders of Meredian for certain purposes described in the Merger Agreement (the “Shareholder Representative”), pursuant to which we and Meredian will enter into a business combination. The Merger Agreement was amended by Amendment No. 1 to Agreement and Plan of Merger, dated as of October 8, 2020, by and among us, Merger Sub, Meridian, the Sponsor and the Shareholder Representative. See Note 8 to Item 1 above for a description of the Merger Agreement, related agreements and the transactions contemplated thereby.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities, those necessary to prepare for our Initial Public Offering, identifying a target company for our initial Business Combination, and activities in connection with the potential acquisition of Meredian. We do not expect to generate any operating revenues until after completion of our initial Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as expenses as we conduct due diligence on prospective Business Combination candidates.

For the three months ended September 30, 2020, we had a net loss of $152,025, which consists of operating costs of $197,698, offset by interest income on marketable securities held in the Trust Account of $45,673.

For the nine months ended September 30, 2020, we had a net loss of $237,960, which consists of operating costs of $310,092, offset by interest income on marketable securities held in the Trust Account of $72,132.

For the period from May 24, 2019 (inception) through September 30, 2019, we had a net loss of $2,774, which consists of formation costs.

Liquidity and Capital Resources

Until the consummation of the Initial Public Offering, our only sources of liquidity were the proceeds from the initial purchase of Class B common stock by our Sponsor and loans from our Sponsor.

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

For the nine months ended September 30, 2020, cash used in operating activities was $342,759 Net loss of $237,960 was affected by interest earned on marketable securities held in the Trust Account of $72,132 and changes in operating assets and liabilities, which provided $32,667 of cash from operating activities.

As of September 30, 2020, we had cash and marketable securities of $200,072,132 held in the Trust Account. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes paid and deferred underwriting commissions) to complete our initial Business Combination. We may withdraw interest to pay taxes. During the nine months ended September 30, 2020, we did not withdraw any of interest earned on the Trust Account to pay for our franchise taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2020, we had cash and cash equivalents of $1,398,497 outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our initial Business Combination.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Common Stock Subject to Possible Redemption

We account for our common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, the common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of our condensed consolidated balance sheets.

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

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2020, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds received into the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Securities Exchange Act of 1934, as amended) were effective.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus for our Initial Public Offering filed with the SEC on May 6, 2020 and in our Preliminary Proxy Statement filed with the SEC on October 28, 2020. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
2.1	Merger Agreement by and among Live Oak Acquisition Corp., Green Merger Corp., Meredian Holdings Group, Inc., Live Oak Sponsor Partners, LLC and John A. Dowdy, Jr., dated October 3, 2020. (1)
2.2	Amendment No. 1 to the Merger Agreement dated October 3, 2020 by and among Live Oak Acquisition Corp., Green Merger Corp., Meredian Holdings Group, Inc., Live Oak Sponsor Partners, LLC and John A. Dowdy, Jr., dated October 8, 2020 (2)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on October 5, 2020 and incorporated by reference herein.
(2)	Previously filed as an exhibit to our Current Report on Form 8-K filed with the SEC on October 9, 2020 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIVE OAK ACQUISITION CORP.

Date: November 5, 2020		/s/ Richard J. Hendrix
	Name:	Richard J. Hendrix
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2020		/s/ Andrea K. Tarbox
	Name:	Andrea K. Tarbox
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)