Form 10-K
period 2020-12-31
Danimer Scientific, Inc.
filed 2021-03-30
CIK 1779020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number: 001-39280

DANIMER SCIENTIFIC, INC.

(Exact name of registrant as specified in its charter)

Delaware	84-1924518
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

140 Industrial Boulevard
Bainbridge, GA 39817

(Address of Principal Executive Offices)

(Zip Code)

(229) 243-7075

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common stock, $0.0001 par value per share	DNMR	New York Stock Exchange
Warrants to purchase one share of Common Stock	DNMR WS	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

At June 30, 2020, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $196 million based on the closing sales price of $9.80 as reported on The New York Stock Exchange on June 30, 2020. For the purpose of this response, executive officers, directors, and holders of 10% or more of the registrant’s common stock are considered to be affiliates of the registrant at that date.

At March 26, 2021, there were 88,327,719 outstanding shares of the registrant’s $0.0001 par value Class A Common Stock.

Danimer Scientific, Inc.

i

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”) of Danimer Scientific, Inc. contains forward-looking statements. Except where the context otherwise requires or where otherwise indicated, the terms the “Company”, “Danimer”, “we,” “us,” and “our,” refer to the consolidated business of Danimer Scientific, Inc. (formerly known as Live Oak Acquisition Corp.) and its consolidated subsidiaries. All statements in this Report, other than statements of historical fact, are forward-looking statements These forward-looking statements are based on management’s current expectations, assumptions, hopes, beliefs, intentions, and strategies regarding future events and are based on currently available information as to the outcome and timing of future events. Forward-looking statements may contain words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “should,” “would,” “could,” “plan,” “predict,” “potential,” “seem,” “seek,” “future,” “outlook,” the negative of such terms and other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. The Company cautions you that these forward-looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond the control of the Company, incident to its business.

These forward-looking statements are based on information available as of the date of this Report (or, in the case of forward-looking statements incorporated herein by reference, as of the date of the applicable filed document), and any accompanying supplement, and current expectations, forecasts and assumptions, and involve a number of risks and uncertainties. Accordingly, forward-looking statements should not be relied upon as representing the Company’s views as of any subsequent date, and the Company does not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include:

●	our ability to recognize the anticipated benefits of the Business Combination, which may be affected by, among other things, competition, and our ability to grow and manage growth profitably following the Closing;

●	costs related to the Business Combination;

●	changes in applicable laws or regulations;

●	the outcome of any legal proceedings against us;

●	the effect of the COVID-19 pandemic on our business;

●	our ability to execute our business model, including, among other things, market acceptance of our planned products and services and construction delays in connection with the expansion of our facilities;

●	our ability to raise capital;

●	the possibility that we may be adversely affected by other economic, business, and/or competitive factors; and,

●	other risks and uncertainties set forth in the section entitled “Risk Factors” of this Report, which is incorporated herein by reference.

Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in this Report, specifically the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Other risks and uncertainties are and will be disclosed in our prior and future filings with the Securities and Exchange Commission (“SEC”). The following information should be read in conjunction with the Consolidated Financial Statements included in this Report.

Available Information

We are subject to the reporting and information requirements of the Securities Exchange Act of 1934, as amended, and as a result are obligated to file annual, quarterly, and current reports, proxy statements, and other information with the SEC. We make these filings available free of charge on our website (http://www.danimerscientific.com) as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. The foregoing information regarding content on our website is for convenience only and shall not be deemed to be incorporated by reference into this Report nor filed with the SEC. In addition, the SEC maintains a website (http://www.sec.gov) that contains our annual, quarterly, and current reports, proxy and information statements, and other information we electronically file with, or furnish to, the SEC.

ITEM 1.	BUSINESS

The Company (formerly Live Oak Acquisition Corp. and referred to as LOAK when describing the period prior to the consummation of the Business Combination described below) was incorporated in Delaware on May 24, 2019 as a special purpose acquisition company, or SPAC, formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, recapitalization, reorganization, or similar business combination with one or more businesses. Live Oak competed its initial public offering in May 2020. On December 29, 2020 (the “Closing Date”), the Company consummated a business combination (the “Business Combination”), pursuant to which the Company acquired all of the outstanding capital stock of Meredian Holdings Group, Inc., a Delaware corporation (“Meredian Holdings Group” or “MHG”) through the exchange of MHG common stock for Live Oak Class A common stock. The Business Combination was effected through the merger of Green Merger Corp., a wholly owned subsidiary of Live Oak, with and into MHG, with MHG surviving the merger as a wholly owned subsidiary of Live Oak.

In connection with the closing of the Business Combination, the Company changed its name from Live Oak Acquisition Corp. to Danimer Scientific, Inc.

The following description of our business describes the business historically operated by Meredian Holdings Group and its subsidiaries under the “Danimer Scientific” name as an independent enterprise prior to the Business Combination (“Legacy Danimer”) and which will be operated by the Company after the Business Combination.

Overview

Danimer is a performance polymer company specializing in developing and producing bioplastic replacements for traditional petrochemical-based plastics. We, through our principal operating subsidiaries, Meredian, Inc., Danimer Scientific, L.L.C. and Danimer Scientific Kentucky, Inc., bring together innovative technologies to deliver renewable, environmentally friendly bioplastic materials to global consumer product companies. We have core competencies in fermentation process engineering, chemical engineering and polymer science. In addition, we have created an extensive intellectual property portfolio to protect our innovations that together with our technology, serves as a valuable foundation for our business and for future industry collaborations. We primarily market our products to consumer packaging brand owners, converters and manufacturers in the plastics industry seeking to address environmental, public health, renewability, certification, composting and biodegradability concerns because of customer perceptions, government regulations, or other reasons.

We believe that we are the only commercial company in the bioplastics market to combine the production of a base polymer along with the reactive extrusion capacity in order to give customers a “drop-in” replacement for a wide variety of petrochemical-based plastics. Our process uses sustainably-sourced canola oil. Our proprietary extraction and extrusion processes are cost competitive and leave almost no carbon footprint. Our customized formulations enable us to team up with other makers of biobased products to create an even wider range of goods. Our scalable production capacity and modular manufacturing model will soon enable us to serve an increasingly large customer base. An industry leader as gauged by our over 16-year history, a patent portfolio of over 150 patents and pending patent applications worldwide, supply agreements with some of the largest consumer packaged goods companies and numerous awards, including PLASTICS Industry Association’s 2020 Innovation in Bioplastics award, Danimer is one of the few companies anywhere in the world to achieve this level of sustainability in biopolymer products and processes.

Our Technologies

PHA Technology Platform

Danimer is a leading producer of polyhydroxyalkanoate (“PHA”), which occurs naturally in living organisms and is chemically similar to polyesters. PHAs serve as a biodegradable alternative to petrochemical-based plastics. Since 2020, Danimer has sold PHAs commercially under our proprietary Nodax® brand name for usage in a wide variety of plastic applications including water bottles, straws, and food containers, among others. Our PHA biopolymers are formulated to meet the biodegradability requirements for ASTM International and European (EN) standards. Our PHA is also U.S. Food and Drug Administration (“FDA”) approved for food contact and will biodegrade aerobically or anaerobically in soil, water and industrial or home compost within three to six months depending on conditions.

We originally acquired our PHA technology from Procter & Gamble in 2007. PHAs are made through a fermentation process in which bacteria consume vegetable oil and produce PHA within their cell membranes as energy reserves. We harvest the excess PHA from the bacteria, then purify and filter it before extruding it into pellets, which we sell. We believe PHAs are a complete replacement for petrochemical-based plastics with the added benefit that our customers are not required to purchase new equipment in order to switch to using our bio-plastics products in most cases. Utilizing PHAs as a base resin significantly expands the number of potential applications for bioplastics in the plastics industry and also enables us to produce resin that is not just compostable, but also fully biodegradable.

PLA Technology Platform

Danimer also creates proprietary plastics using the natural plastic polylactic acid (“PLA”) as a base resin and has been in this line of business since 2004. Danimer’s reactive extrusion technology has allowed many companies to begin to use renewable and compostable plastics to meet their customers’ growing sustainability needs. Danimer is a pioneer in bioplastics technology, demonstrated by early successes such as creating a bioplastic suitable for coating disposable paper cups to withstand the temperatures of hot liquids such as coffee. Danimer has expanded its product portfolio and now supplies customers globally. Danimer has two primary manufacturing platforms: reactive extrusion and polymer synthesis. In reactive extrusion, new polymers are made by combining PLA with other plant-based materials or minerals to be able to meet the needs of customers that cannot use non-formulated (“neat”) PLA. In polymer synthesis, new proprietary polymers are made in reactors (vertical tanks with ability to control pressure, heat, agitation, pH, etc.) and then pelletized. In addition to developing plastics, we also toll manufacture for customers that need the unique extruder or reactor setup employed by Danimer for new or scale-up production. Our PLA-based biopolymers are formulated to meet the biodegradability requirements for ASTM International and European (EN) standards.

The Plastics Market and Competitive Landscape

The plastics market is large with many established players. The market has grown around the chemical processing of oil and natural gas and is concentrated in the conventional, nonbiodegradable petroleum-based segment.

Established companies in this segment include The Dow Chemical Company, E.I. DuPont de Nemours and Company, BASF Corporation, INEOS USA LLC, LyondellBasell Industries N.V., Saudi Basic Industries Corporation and Mitsubishi Chemical Corporation, among many others. The price of conventional petroleum-based plastic is volatile, as it is dependent on petroleum as a key manufacturing input. In addition, the non-biodegradability of conventional petroleum-based plastics makes them persistent in and harmful to the environment and creates significant waste.

Competitive companies that produce bioplastics include Kaneka Corporation (produces 3-hydroxybutyrate-co-3-hydroxyhexanoate “PHBH”) and Novamont S.p.A. (makes polybutylene adipate terephthalate (“PBAT”)).

Danimer PHA biopolymers offer a broad range of properties and processing options and can address a large portion of the opportunities for environmentally attractive yet functionally equivalent alternatives to conventional petroleum-based plastics. Unlike PLA and most starch-based composite biodegradables, PHA biopolymers can:

●	biodegrade in natural soil and water environments, including the marine environment;

●	remain functional through a wide range of temperatures; and

●	withstand everyday use without breaking down.

Market Opportunity

General: Globally, over 800 billion pounds of plastic are produced each year. We believe that both PHA and PLA are excellent replacements for commercial plastics created with synthetic polymers derived from petrochemicals. Danimer believes that PHA is a competitive replacement for polypropylene (“PP”), polyethylene (“PE”), polystyrene (“PS”), and polyethylene terephthalate (“PET”) plastics. These plastics represent over 63% of traditional petrochemical-based plastic worldwide, so there is potential for PHAs to replace over 500 billion pounds of plastic applications annually.

The bioplastics industry is diverse and rapidly evolving. As companies continue to innovate new bioplastic products to meet existing and future customer needs, the industry is expected to expand substantially. Bioplastics are used in a wide range of applications, including packaging, adhesives, food additives, food service items and many others. Bioplastics are a key segment of the plastics industry and offer a renewably sourced replacement for traditional petrochemical-based plastics with additional benefits such as compostability, biodegradability and enhanced safety.

Environmental: Opportunities arising from the plastics industry’s negative environmental impacts include a demand for an alternative of more products and packaging using sustainable, renewable, and non-petroleum resources. Additionally, we believe there is heightened demand for biodegradable and compostable materials, as well as materials that facilitate greater safety for the public and the environment. A 2018 global corporate sustainability report by Nielsen found consumers in global markets are motivated to be more environmentally conscious with their purchases. In light of this sentiment, companies are looking for ways to divert landfill waste and environmental waste with the use of bioplastics. With the “end of life” scenarios that bioplastics provide, these companies are now testing new materials to be more proactive in reducing the global pollution problem.

Public Health: Manufacturers of products that are used for food packaging or food services may place priority on the development of bioplastics that eliminate the potentially negative health effects of petrochemical-based plastics. While not yet conclusive, some scientific research suggests that polystyrene, PVC, polyethylene, and many other traditional plastics may be linked to certain cancers, endocrine disruptions, digestive dysfunctions, impaired immune function, and other serious health issues. We believe that this perception of traditional plastics, especially in food contact applications, is driving numerous product manufacturers toward the use of non-petrochemical-based plastics.

Renewability: Some manufacturers place an even greater emphasis on renewability rather than biodegradability or compostability of materials. In Europe, we believe many manufacturers place higher priority on renewability simply because of consumer perceptions and governmental regulations.

Certification: The certification of materials in the bioplastics industry is based upon third-party standards that establish criteria for labeling materials and products. Certifications are important to brand owners and consumers as they give assurance that materials have been rigorously tested and vetted. Once certification has been achieved for our products, we and our customers are authorized to utilize labels indicating the bioplastic meets certification guidelines, which we believe give consumers greater confidence in our products.

Business Strategy

Our goal is to build a commercially successful biopolymers business, with attractive margins, based on the unique properties of our PHA and PLA biopolymers. To achieve this goal, we are developing and commercializing biopolymers in a range of applications. We believe this will provide an attractive base of commercial opportunities for Danimer, creating value for our business and our customers and generating leading intellectual property positions in the field.

Key elements of our strategy include:

●	Expansion of our Kentucky Facility. In order to meet the increasing demand for PHA, in December 2018 we purchased an idled fermentation facility in Kentucky that was well-suited for the commercial production of PHA (the “Kentucky Facility”) and simultaneously entered into a sale and leaseback transaction with a large, diversified commercial property real estate investment trust (the “REIT”) with respect to the Kentucky Facility and certain of our facilities located in Bainbridge, Georgia. We have embarked on a two-phase commissioning strategy for the Kentucky Facility. When acquired, the Kentucky Facility included fermentation capacity, some downstream processing equipment and warehouse space. We completed several components of Phase I of the production capacity buildout at the Kentucky Facility in the third quarter of 2020. The Phase I production capacity expansion involved retrofitting the facility to startup the three smaller fermenters, removing existing equipment not needed for our PHA-production process, and adding downstream processing equipment necessary to process PHA from those three fermenters. Phase I also included the necessary extrusion equipment to create the final formulated bioplastic. We commenced scale-up fermentation runs in December 2019. Phase I capacity is approximately 20 million pounds of finished product per year. We plan to expand the capacity of the plant by another 45 million additional pounds of finished product, bringing total plant capacity up to 65 million pounds per year, by investing approximately $100 million for Phase II production capacity expansion. Phase II construction has commenced, and we expect to complete Phase II by the end of the second quarter of 2022. Phase II will involve retrofitting two more fermenters that already exist in the Kentucky Facility. Phase II will also include constructing three new buildings and expanding an existing building to house the additional downstream processing equipment and extrusion equipment needed to handle the increased output from the two larger fermenters.

●	Greenfield Facilities. We have begun exploring construction of new fermentation plants in order to further expand our production capability of PHA. In 2020, we intensified those efforts by engaging with our engineering partner to design an optimal commercial production module for future greenfield PHA plants. Additionally, after undertaking a detailed site selection process, we have selected Bainbridge, Georgia, as the site for our initial greenfield facility.

●	Research and Development. As part of our long-term growth strategy, we are seeking to expand on the number of PHA research and development (“R&D”) contracts we have with global consumer product companies. R&D contracts provide revenue and we expect successful R&D processes to culminate in supply agreements with the customers. As customers’ products are moved from R&D to commercialization, new customer R&D contracts can be signed, which we believe will result in a pipeline of future products. As our PHA production capacity expands, through completion of Phase II capacity buildout at the Kentucky Facility and the development of additional PHA plants thereafter, we believe that we will have adequate supply needs in significant part due to the pipeline created by our R&D contracts.

●	Strategic Partnerships. As global plastic production increases, we anticipate that we will not be able to supply all bioplastic needs in the foreseeable future. To address this, we are exploring strategic partnerships and licensing opportunities. These opportunities have the potential to greatly expand our product penetration beyond our ability to raise and deploy capital. Even with an aggressive plan to add facilities, we expect that the percent of the market we capture through new plants will still be less than 1% of the global demand for petrochemical replacements during the next decade. Considering the size of the plastics market and the unique properties of our PHA, we will continue to explore innovative ways to partner with world-leading companies to meet what we expect to be a growing demand.

Our Products and Services

We offer the following products and services.

PHA-based resins: We produce PHA in a fermentation process where bacteria consume vegetable oil and produce PHA as energy reserves. We harvest this PHA and produce numerous configurations of this polymer, yielding a diverse array of possible properties in the resulting material. PHA is a naturally occurring bioplastic that effectively biodegrades in both anaerobic environments, such as a waste treatment facility, and aerobic environments, such as industrial compost, home compost, soil, fresh water and marine water. PHA will degrade in environments in which microbes or fungi are present, without the presence of additional heat or moisture. This ease of degradation creates numerous options for companies that use plastics as part of their business because industrial composting facilities, which have limited capacity throughout the world, are not required to ensure PHA-based plastics ultimately biodegrade after use.

Our Nodax® PHA is 100% bio-based and possesses six TUV AUSTRIA certifications: OK compost INDUSTRIAL, OK compost Home, OK biodegradable SOIL, OK biodegradable Water, OK biodegradable MARINE, and OK biobased. All of Danimer’s biopolymers, including Nodax® PHA, and are FDA approved for food contact.

We are responding to unprecedented customer demand for PHA by developing an aggressive long-term plan to add facilities beyond the new fermentation plant in Kentucky in order to further monetize our technology. In 2020, we intensified those efforts by engaging with our engineering partner to design a commercial production module for future greenfield PHA plants. We will continue to improve this modular plant design as we employ the valuable lessons learned by operating our commercial facility in Kentucky and our development plant in Bainbridge.

PLA-based resins: PLA is made from dextrose “sugar” that is derived from corn, sugar beets and sugar cane, among others. It is “industrially compostable” as per ASTM D6400 standards, which require a plastic to aerobically compost in a municipal industrial facility within 180 days. PLA requires additional heat and moisture to begin degrading by hydrolysis, which is why it is certified for industrial composting only. While PLA is produced by other companies such as NatureWorks LLC (“NatureWorks”) and Total Corbion PLA (“Total Corbion”), PLA in non-formulated (“neat”) form has limited functionality.

However, when we combine PLA with other plant-based chemicals and minerals through our reactive extrusion process, we can improve PLA-based products’ processability, impact strength, heat tolerance and numerous other attributes to meet customer specifications for a wide range of applications to support petrochemical-based plastic replacement. Our ability to formulate PLA in this manner enables us to acquire customers that neat PLA producers cannot.

Research and development: We have a number of PHA R&D contracts with global consumer products companies, including PepsiCo, Nestlé and Genpak. We collaborate with the R&D staff of each customer on products that are tailored for each customer’s specific applications.

Tolling: We contract with customers to use our existing production facilities and expertise to help customers meet complex raw material opportunities. In 2015, we started making our production facilities and expertise available to tolling customers. There are many companies that toll manufacture in the U.S. for products that are large volumes at low prices. We consider “Specialty Tolling,” which usually means lower volumes at higher margins, to be one of our core competencies. In many cases, we manufacture the tolling products on the same equipment as the PLA-based resins.

Customers and Product Applications

We believe we are well-positioned to capture market share with our streamlined and flexible development process. We possess world-class research and development capabilities for new products. Since the inception and commercialization of our first products, a significant portion of our revenues have been generated from the sale of materials utilized in single-use food service articles. While we expect single-use food service articles to remain a significant component of our revenue, we continue to develop new products for many different applications; therefore, our client base is changing along with our product mix.

For the year ended December 31, 2020, we had three customers that each accounted for more than 10% of revenue and collectively represented 58% of total revenue. For the year ended December 31, 2019, four customers each accounted for more than 10% of revenue and collectively represented 65% of total revenue.

PHA Products: We have successfully executed multiple contracts for the development and production of PHA-based resins. Some of our current customers and their product applications using PHA-based resins are below:

●	PepsiCo — In December 2016, we and PepsiCo, Inc. entered into a joint development agreement that provides for the development of our biodegradable film resins to meet the packaging requirements of PepsiCo’s global food and beverage business, including compostable films to be used in Frito Lay chip bags.

●	Mars Wrigley — In March 2021, we and Mars, Incorporated (“Mars Wrigley”) signed an extensive R&D contract to work on films for their candy/food packaging. Mars Wrigley expects to launch a home compostable packaging for their Skittles brand by the end of 2021.

●	Bacardi — In October 2020, we and Bacardi Limited entered into an agreement to eliminate 3,000 annual tons of plastic currently produced by Bacardi. The new 100% biodegradable bottle will replace 80 million plastic bottles per year with the goal of being plastic free by 2030.

●	Genpak — In November 2019, we and Genpak, LLC entered into a multi-year agreement under which we will deliver biodegradable resins that Genpak will use exclusively for the manufacture of its new GenZero™ line of food packaging products. Genpak’s line of foodservice items are designed for a wide range of applications, including to-go hinged food containers, plates, bowls, and platters, serving trays and two-piece food containers.

●	Nestlé — In December 2018, we and Nestec Ltd. (a Nestlé affiliate) entered into a global partnership to develop biodegradable water bottles. We and Nestlé are collaborating to design and manufacture bio-based resins for Nestlé’s water business using our PHA polymer Nodax®. Once the development of these products is complete, we will enter into negotiations with Nestlé to produce these products commercially.

●	UrthPact — In October 2019, we and UrthPact, LLC, a long-time customer of ours for PLA-based resins for use in single-serve coffee pods, entered into an agreement providing for our manufacture of Nodax® PHA drinking straws. In addition, UrthPact also signed a contract with us to produce PHA-based resin for single serve coffee pods.

●	WinCup — In September 2019, WinCup Plastics, Inc., a leading manufacturer of disposable foodservice to-go-ware, announced the launching of phade™, a new line of straws and stirrers made from Nodax® PHA. We and WinCup have entered into a commercial supply contract for PHA to be produced in the Kentucky Facility.

In addition to the customers noted above, we had supply agreements for PHA resins with over six other customers and had contractual commitments for all of our PHA-production capacity through at least the end of the first quarter of 2022.

PLA Products: Some of our current product applications using PLA-based resins are below:

●	Drinking cups that are coated with our compostable extrusion coating resin.

●	Coffee rings for single-serve coffee pods.

●	Shrink wrap films for various food packaging.

●	Cutlery packaging.

Raw Materials and Suppliers

Our operations depend upon obtaining adequate supplies of raw materials on a timely basis, in particular PLA, polybutylene succinate (“PBS”), polybutylene adipate terephthalate (“PBAT”) and canola oil. Although certain of these raw materials have limited sources of supply, we have developed strategic relationships with key suppliers for these products and generally have commitments or contracts from these suppliers to meet current and projected needs. We buy PLA from NatureWorks and Total Corbion, PBS from PTT MCC Biochem Co., Ltd and PBAT from BASF Corporation. Commodities such as canola oil are readily available from numerous suppliers. Accordingly, we believe that we will be able to procure the necessary quantity and quality of raw materials needed to manufacture our products.

Intellectual Property and Technology

Our success depends in part upon our ability to protect our core technology and intellectual property, and we rely on a combination of patents, know-how, trade secrets, non-disclosure agreements and supply chain partnerships to establish and protect our intellectual property. We hold over 150 patents and pending patent applications worldwide (of which more than 80 are patents issued and more than 70 pending applications) in more than 20 countries. Our extensive patent portfolio covers, among other things, the fundamental biotechnology needed to produce our PHA biopolymers as well as biopolymer compositions, processes, derived products, and applications. The terms of such patents are set to expire at various times between 2022 and 2040, and any patents resulting from such pending patent applications are expected to have durations that will expire between 2038 and 2041. We own 23 issued patents and 1 pending application with respect to the fundamental biotechnology needed to produce our PHA biopolymers, the expiration dates (or expected expiration dates) for which range from 2022 to 2039, as well as 69 issued patents and 71 pending applications with respect to biopolymer compositions, processes, derived products and applications, the expiration dates (or expected expiration dates) for which range from 2022 to 2040. Our technology is also protected by maintaining trade secret status for key technology and know-how. In addition, non-disclosure agreements with customers and research partners help to keep our technology proprietary.

We purchased the intellectual property portfolio that formed the original basis of our PHA technology platform from The Procter & Gamble Company (“P&G”). After a global offering of the technology to competent entities, P&G determined that our expertise and demonstrated success offered the highest probability of successful commercialization. P&G has retained a royalty interest equal to $0.05 per pound of PHA sold up to 500,000,000 pounds and $0.025 per pound over 500,000,000 pounds. The royalty term continues in effect until September 8, 2027.

Examples of intellectual property we hold include patents addressing the conversion of PHA into articles such as diapers, feminine hygiene products, films, fibers, and molded articles, which protects our technology all the way to the “store shelf”.   In addition, we hold patents or applications as diverse as production systems, additives for bioplastics and unique specialty applications such as the use of materials in the oil and gas industry.

Government Regulation

Regulation by government authorities in the United States and other countries is a significant factor in the production and marketing of our products and our ongoing R&D activities. In order to research, develop, and manufacture products for our customers and ultimately for consumer use, we must satisfy mandatory procedures and standards established by various regulatory bodies. Compliance with these standards is complex, and failure to comply with any of these standards can result in significant consequences.

Some applications for which our biopolymers may be suitable, such as food packaging, PHA-coated paper cups and drinking straws, involve food contact, which, in the United States, is regulated by the U.S. Food and Drug Administration (“FDA”). Our PHA has been cleared for use in food-contact applications by the FDA. The PHA polymer is also contained on positive lists for food-contact in the European Union and Japan. We are in the process of seeking further regulatory approvals necessary to sell and produce our products based on local requirements in various jurisdictions worldwide, and we are prepared to seek additional such approvals as may become necessary in the ordinary course of business.

Biobased and Biodegradability Certification

Our biopolymers in neat form have the advantage in the marketplace of being both biobased and biodegradable while having comparable functional properties to petroleum-based polymers. Our products may be certified for both biodegradability and composting. We obtain such certifications from recognized certifying bodies for our base products. As customers purchase product for a specific use, the customer typically obtains an updated certification covering the customer’s manufacturing specifications.

Employees

As of December 31, 2020, we had approximately 190 total employees located in the United States. None of our employees are subject to a collective bargaining agreement and we believe we have a good relationship with our employees.

ITEM 1A.	RISK FACTORS

Investing in our securities involves risks. In addition to the risks and uncertainties discussed above under “Cautionary Note Regarding Forward-Looking Statements,” you should carefully consider the specific risks set forth herein. If any of these risks actually occur, it may materially harm our business, financial condition, liquidity, and results of operations. As a result, the market price of our securities could decline, and you could lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may become material and adversely affect our business. The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included in this Report.

Risks Related to the Company

We have a history of net losses and our future profitability is uncertain.

We have recorded a loss for the fiscal year ended December 31, 2020, and our future profitability is uncertain. At December 31, 2020, our accumulated deficit was approximately $62.5 million. Since our inception, we have been engaged primarily in research and development and early-stage commercial activities. Because we have a limited history of commercial operations and we operate in a rapidly evolving industry, we cannot be certain that we will generate sufficient revenue to operate our business and become profitable.

Our ability to generate revenues in the near-term is highly dependent on the successful commercialization of our biopolymer products, which is subject to many risks and uncertainties as described below. We expect that it will take time for our PHA production to ramp up to an economical scale while the market for our products expands. As a result, we expect to have significant losses and negative cash flow for at least the next several years, as we incur additional costs and expenses for the continued development and expansion of our business, including the costs of establishing manufacturing capacity and ongoing expenses of research and product development. The amount we spend will impact our ability to become profitable and this will depend, in part, on the number of new products that we attempt to develop. We may not achieve any or all of these goals and, thus, we cannot provide assurances that we will ever be profitable or achieve significant revenues.

Even if we can successfully manufacture and sell our products, whether we will be able to generate a profit on any of these products is highly uncertain and depends on a number of factors including the cost of production, the price we are able to charge for these products, and the emergence of competing products.

Our operating results may fluctuate significantly as a result of a variety of factors, many of which are outside of our control.

We are subject to, among other things, the following factors that may negatively affect our operating results:

●	the announcement or introduction of new products by our competitors;

●	our ability to upgrade and develop our systems and infrastructure to accommodate growth;

●	our ability to attract and retain key personnel in a timely and cost-effective manner;

●	our ability to attract new customers and retain existing customers;

●	technical difficulties;

●	the amount and timing of operating costs and capital expenditures relating to the expansion of our business, operations and infrastructure;

●	our ability to identify and enter into relationships with appropriate and qualified third-party providers of necessary testing and manufacturing services;

●	regulation by federal, state or local governments; and

●	general economic conditions, as well as economic conditions specific to the plastics industry, and other industries related to compostable or biodegradable substitutes for non-biodegradable plastics.

As a result of our limited operating history and the nature of the markets in which we compete, it is difficult for us to forecast our revenues or earnings accurately. We have based our anticipated future expense levels largely on our investment plans and estimates of future events, although certain of our expense levels will, to a large extent, become fixed. As a strategic response to changes in the competitive environment, we may from time to time make certain decisions concerning expenditures, pricing, service or marketing that could have a material and adverse effect on our business, results of operations and financial condition. Due to the foregoing factors, our revenues and operating results are difficult to forecast.

We will need to secure additional funding and may be unable to raise additional capital on favorable terms, if at all.

We expect that we will have sufficient capital to fund our planned operations through the completion of Phase II of the production capacity buildout at the Kentucky Facility and to fund a significant portion of our anticipated Greenfield plant.  Thereafter, we will need to raise additional capital to continue to scale and expand our manufacturing capability. If we issue equity or debt securities to raise additional funds, (i) we may incur fees associated with such issuance, (ii) our existing stockholders will experience dilution from the issuance of new equity securities, (iii) we may incur ongoing interest expense and be required to grant a security interest in our assets in connection with any debt issuance and (iv) the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. In addition, utilization of our net operating loss and research and development credit carryforwards may be subject to significant annual limitations under Section 382 of the Internal Revenue Code (the “Code”) due to ownership changes resulting from future equity financing transactions. If we raise additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to our potential products or proprietary technologies or grant licenses on terms that are not favorable to us. In the event we are unable to obtain additional financing, we may be unable to successfully implement our business plan, which could have a material and adverse impact on our business, including you losing your entire investment.

Our biopolymer products may not achieve market success.

Some prospective customers are currently evaluating and testing our products prior to making large-scale purchase decisions. The successful commercialization of our biopolymers is also dependent on our customers’ ability to commercialize the end-products that they make from our biopolymers, which may never gain market acceptance.

Market acceptance of our products will depend on numerous factors, many of which are outside of our control, including among others:

●	public acceptance of such products;

●	our ability to produce products of consistent quality that offer functionality comparable or superior to existing or new polymer products;

●	our ability to produce products fit for their intended purpose;

●	our ability to obtain necessary regulatory approvals for our products;

●	the speed at which potential customers qualify our biopolymers for use in their products;

●	the pricing of our products compared to competitive products, including petroleum-based plastics;

●	the strategic reaction of companies that market competitive products;

●	our reliance on third parties who support or control distribution channels; and

●	general market conditions.

We produce bio-based products from renewable resources, whose pricing and availability may be impacted by factors out of our control.

Pricing and availability of raw materials, including renewable resources, for use in our businesses can be volatile due to numerous factors beyond our control, including general, domestic and international economic conditions, labor costs, production levels, competition, and consumer demand. Drought, pestilence, severe weather or other “acts of God” may limit our ability to procure raw materials if crops are lost. This volatility can significantly affect the availability and cost of raw materials for us and may therefore have a material adverse effect on our business, results of operations, and financial condition.

We sell formulated resins which include raw materials purchased from third parties, including PLA. We currently source all of our PLA from two suppliers, NatureWorks LLC and Total Corbion PLA. Due to the high rate of growth in the biopolymer market, the demand for PLA and other raw materials used in our products may outpace supply, which could result in price increases and deficits in the supply necessary to meet customer demand. If we are unable to secure the required quantities of PLA and other third-party raw materials, we may not be able to achieve our financial forecasts and fulfill customer demand.

If our products and product candidates do not gain market acceptance among key market participants, we may be unable to generate significant revenues, if any.

Even if we obtain regulatory approval for our product candidates, they may not gain market acceptance among plastics manufacturers or other plastic users. Market acceptance will depend on our ability to demonstrate the benefits of our approved products in terms of safety, efficacy, convenience, biodegradability and environmental friendliness, ease of administration and cost effectiveness. In addition, we believe market acceptance depends on the effectiveness of our marketing strategy and the pricing of our approved products.

We have limited experience producing PHA in large commercial quantities.

We have limited experience in producing large quantities of PHA. While we have succeeded in producing smaller amounts of PHA in our pilot plant for customer trials and testing purposes, we only recently commenced the production of PHA in a large commercial plant with a capacity sufficient to meet the anticipated needs of prospective customers. We may not be able to cost effectively produce PHA at a scale consistent with customer demand in a timely or economical manner, or that the quality of the commercial product will be acceptable on a consistent basis. Further, if the Kentucky Facility is not able to meet customer demands, we will have to expand our facility, which will disrupt production and deplete our resources.

Some of our PHA products may never become commercially marketable.

Although we do currently sell commercial quantities of compostable PLA-based resins, we only recently commenced producing commercially viable quantities of PHA. Limited research and testing have been completed on some of the products that we may produce using PHA. For some applications, we will have to go through extensive research and testing to develop specific products and to determine or demonstrate the safety and effectiveness of their proposed use. Although we have already received food contact approval for some grades of PHA, some of our product candidates and our proposed testing of those products will require additional regulatory approvals and clearances. Accordingly, not all of the products we intend to pursue are presently marketable in the fields of use for which we hope to develop them, and it is possible (or even probable) that some or all of them may never become legally and commercially marketable. The development and testing of our proposed products is difficult, time-consuming and expensive, and the successful development of any products based on innovative technologies is subject to inherent uncertainties and risks of failure. These risks include the possibilities that any or all of the proposed products or procedures may be found to be ineffective, or may otherwise fail to receive necessary regulatory clearances; that the proposed products or procedures may be uneconomical to produce and market or may never achieve broad market acceptance; that third parties may hold proprietary rights that preclude us from marketing our intended products or procedures; or that third parties may develop and market superior or equivalent products and procedures.

We may be unable to obtain certifications required by certain customers.

Many of our customers require biopolymer formulations to undergo biodegradability testing to address physical property deterioration in specific environmental conditions. Biodegradation certification is important for our customers to ensure those products can be effectively marketed and sold and meet customer demands on environmental protection. If our new PHA based resins to be sold out of the Kentucky Facility do not achieve the required certifications in a timely manner, we may experience a delay in going to market. Such a delay could result in us not achieving our financial forecasts and not fulfilling customer demand.

We may be unable to manage rapid growth effectively.

Our failure to manage growth effectively could have a material and adverse effect on our business, results of operations, and financial condition. We anticipate that a period of significant expansion will be required to address potential growth and to handle licensing and research activities. This expansion will place a significant strain on our management, operational and financial resources. To manage the expected growth of our operations and personnel, we must establish appropriate and scalable operational and financial systems, procedures and controls and must establish a qualified finance, administrative and operations staff. Our management may be unable to hire, train, retain and manage the necessary personnel or to identify, manage and exploit potential strategic relationships and market opportunities.

We may be delayed in or unable to procure necessary capital equipment.

While the equipment we use to produce PHA and our other products is currently widely available, we must rely on outside companies to continue to manufacture the equipment necessary to produce our products. If our suppliers of capital equipment are unable or unwilling to provide us with necessary capital equipment to manufacture our products or if we experience significant delays in obtaining the necessary manufacturing equipment, our business, results of operations, and financial condition could be adversely affected.

Our success will be influenced by the price of petroleum relative to the price of bio-based feedstocks.

Our success may be influenced by the cost of our products relative to petroleum-based polymers. The cost of petroleum-based polymers is in part based on the price of petroleum. To date, our PHA biopolymers have been primarily manufactured using canola oil, an agricultural feedstock. As the price of biobased feedstocks increases and/or the price of petroleum decreases, our biobased products may be less competitive relative to petroleum-based polymers. A material decrease in the cost of conventional petroleum-based polymers may require a reduction in the prices of our products for them to remain attractive in the marketplace and/or reduce the size of our addressable market.

Certain contracts granting exclusivity rights to customers may limit our ability to sell products in certain markets.

We have entered into certain agreements with customers, which, subject to the terms therein, grant these customers the exclusive right to purchase certain products and, in some cases, in certain fields and/or territories from us. For example, certain clam-shell food cases we produce can only be sold to a single customer; certain stirrers and straw products can only be sold to several end-users, subject to the purchaser maintaining minimum purchase requirements; one customer has an exclusive on water bottles, while another customer has an exclusive on bottles containing certain alcohol products. These exclusivity arrangements will expire between 2021 and 2026. These agreements could prevent us from selling products to certain prospective customers or entering certain markets, which could have a material and adverse impact on our potential revenues and our ability more generally to expand our customer base and product lines.

The loss of one or more of our significant customers, a significant reduction in their orders, their inability to perform under their contracts, or a significant deterioration in their financial condition could have a material adverse effect on our business, results of operations, and financial condition.

A few significant customers have in the past, and may in the future, account for a significant portion of our revenues in any one year or over a period of several consecutive years. For example, for the year ended December 31, 2020, we had three customers that individually accounted for more than 10% of our revenue each and collectively accounted for approximately 58% of our revenue, and for the year ended December 31, 2019, we had four customers that individually accounted for more than 10% of our revenue each and collectively accounted for approximately 65% of our total revenue. The loss of one or more of our significant customers, a substantial reduction in their orders, their inability to perform under their contracts, or a significant deterioration in their financial condition could have a material adverse effect on our business, results of operations, and financial condition.

We may rely heavily on future collaborative partners.

We may enter into strategic partnerships to develop and commercialize our current and future research and development programs with other companies to accomplish one or more of the following:

●	obtain capital, equipment and facilities,

●	obtain funding for research and development programs, product development programs, and commercialization activities,

●	obtain expertise in relevant markets,

●	obtain access to raw materials, and/or

●	obtain sales and marketing services or support.

We may not be successful in establishing or maintaining suitable partnerships, and we may not be able to negotiate collaboration agreements having terms satisfactory to us or at all. Failure to make or maintain these arrangements or a delay or failure in a collaborative partner’s performance under any such arrangements could have a material adverse effect on our business and financial condition.

We face and will face substantial competition.

We face and will face substantial competition from a variety of companies in the biodegradable, renewable resource-based plastic segment, as well as from companies in the conventional, non-biodegradable petroleum-based industry segment. Some of their products are suitable for use in a range of products at a price that may be lower than our product offerings. Many of these companies have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, sales and marketing, manufacturing, distribution, technical and other resources than us. Our competitors may be able to adapt more quickly to new or emerging technologies, changes in customer requirements and changes in laws and regulations. In addition, current and potential competitors have established or may establish financial or strategic relationships among themselves or with existing or potential customers or other third parties. Accordingly, new competitors or alliances among competitors could emerge and rapidly acquire significant market share. There can be no assurance that we can develop products that are more effective or achieve greater market acceptance than competitive products, or that our competitors will not succeed in developing products and technologies that are more effective than those being developed by us and that would therefore render our products and technologies less competitive or even obsolete. We cannot assure you that we will be able to compete successfully against current or new competitors.

We may not be able to complete the proposed production capacity buildout at our Kentucky Facility.

In December 2018, we consummated the acquisition of the Kentucky Facility, including the equipment, machinery and other personal property located at such facility for a purchase price of $23 million, and simultaneously entered into a sale and leaseback transaction with a large, diversified commercial property REIT pursuant to which we sold the Kentucky Facility and certain of our facilities located in Bainbridge, Georgia to the REIT and leased-back the same properties from the REIT under a net-lease for an initial term of 20 years with renewal terms up to an additional 20 years at our option. The assets available at the Kentucky Facility permitted us to embark on a two-phase commissioning strategy, and we commenced production of commercial volumes of PHA in December 2019. We had completed several components of the first phase of the production capacity buildout by the end of the third quarter of 2020. As of December 31, 2020, we had invested $54.7 million since the acquisition of the Kentucky Facility, excluding capitalized interest. Of this total, $7 million in real-estate improvements for the Kentucky Facility were reimbursed by the REIT in May 2020. Once Phase I of the Kentucky Facility production capacity is operating at scale, we expect to produce approximately 20 million pounds of finished product per year. We believe that the capacity of the plant can be expanded by another 45 million additional pounds of finished product, bringing total plant capacity up to approximately 65 million pounds per year, by investing another $100 million in the future for the Phase II production capacity buildout at such facility. There can be no assurances, though, that we will be able to achieve such production capacity or raise the additional financing required to complete Phase II of the production capacity buildout.

We may not be able to identify additional facilities and assets or secure the funding necessary to acquire them.

Aside from the Kentucky Facility, we may need to identify other facilities and assets that would be beneficial to our production of PHA at the commercial scale or our growth in general. We cannot provide assurances that we will be successful in identifying such facilities and assets or, if we do, securing the funding necessary to acquire them.

Climate Change may impact the availability of our facilities and, in addition, we may incur substantial costs to comply with climate change legislation and related regulatory initiatives.

Changing weather patterns and the increase in frequency of severe storms such as hurricanes and tornadoes could cause disruptions or the complete loss of our facilities. In addition, climate change concerns, and changes in the regulation of such concerns, including greenhouse gas emissions, could also subject us to additional costs and restrictions, including increased energy and raw materials costs which could negatively impact our financial condition and results of operations. The effects of climate change can have an adverse effect not only to our operations, but also that of our suppliers and customers, and can lead to increased regulations and changes in consumer preferences, which could adversely affect our business, results of operations, and financial condition.

We may be subject to product liability claims that may not be covered by insurance and could require us to pay substantial sums.

If we are successful in obtaining regulatory approval for our products and/or otherwise begin marketing them, we will become subject to an inherent risk of, and adverse publicity associated with, product liability and other liability claims, whether or not such claims are valid. We intend to obtain product liability insurance coverage in amounts and scope that we believe will be adequate once we begin marketing any products. However, product liability insurance may not be available on commercially acceptable terms, or at all. Even if such insurance is available, product liability or other claims may exceed our insurance coverage limits. A successful product liability claim that exceeds our insurance coverage limits could require us to pay substantial sums and could have a material adverse effect on us.

Changes in government regulations encouraging the use of biodegradable alternatives to plastic products may have an adverse effect on our business.

We anticipate one of the key markets for our products being compostable and biodegradable substitutes for non-biodegradable plastics, which are created in part by laws, regulations and policies designed to encourage or mandate the increased use of compostable and biodegradable alternatives to plastics. Several countries and other political subdivisions of countries have enacted or are considering enacting such laws and regulations. Failure to implement these or similar laws and regulations and changes to existing laws and regulations may adversely affect the demand for our product candidates in the future.

We may not be able to protect adequately our patents and other intellectual property assets, which could adversely affect our competitive position and reduce the value of our products, and litigation to protect our patents and intellectual property assets may be costly.

Our commercial success may depend in part on our ability to obtain patent protection for technologies and products we develop, to preserve trade secrets and to operate without infringing the proprietary rights of others. There can be no assurance that any patents or patent applications that we own, obtain or file or are able to obtain or license from third parties will afford any competitive advantages or will not be challenged or circumvented by third parties. Furthermore, there can be no assurance that others will not independently develop similar technologies or duplicate any technology developed by us. Because of the extensive time required for development, testing and regulatory review of a potential product, it is possible that before any of our potential products can be commercialized, any related patents may expire or may have only a brief remaining life span following commercialization, thus reducing any advantage of the patents.

If we are not able to obtain patent coverage or defend the patent protection for our technologies, then we will not be able to exclude competitors from developing or marketing competing technologies, and we may not generate enough revenues from product sales to justify the cost of development of our technologies and to achieve or maintain profitability. The patents currently in the portfolio have expiration dates ranging from 2022 to 2040 and any patents resulting from pending patent applications are expected to have durations that will expire between 2038 and 2041.

Our patent position involves complex legal and factual questions. Accordingly, we cannot predict the breadth of claims that may be allowed or enforced in our patents or in third-party patents. Patents may not be issued for any pending or future pending patent applications owned by or licensed to us, and claims allowed under any issued patent or future issued patent owned or licensed by us may not be valid or sufficiently broad to protect our technologies. Moreover, we may be unable to protect certain of our intellectual property in the United States or in foreign countries. Foreign jurisdictions may not afford the same protections as U.S. law, and we cannot ensure that foreign patent applications will have the same scope as the U.S. patents. There will be many countries in which we will choose not to file or maintain patents because of the costs involved. Competitors may also design around our technology or develop competing technologies.

Additionally, any issued patents owned by or licensed to us now or in the future may be challenged, invalidated or circumvented. To the extent competitors or other third parties develop and market products or procedures that we believe infringe our patents and proprietary rights, we may be compelled to initiate lawsuits to protect and enforce our intellectual property rights. Such litigation is typically expensive, time-consuming and uncertain as to outcome, and may involve opponents who have much more extensive financial resources than we do. An unfavorable outcome of any such litigation could have a material adverse effect on our business and results of operations.

Third parties may claim that we infringe on their proprietary rights and may prevent us from commercializing and selling our products.

There has been substantial litigation in the manufacturing industry with respect to the manufacture, use, and sale of new products. These lawsuits often involve claims relating to the validity of patents supporting the new products and/or the validity and alleged infringement of patents or proprietary rights of third parties. We may be required to defend against challenges to the validity of our patents and against claims relating to the alleged infringement of patent or proprietary rights of third parties.

Litigation initiated by a third party claiming patent invalidity or patent infringement could:

●	require us to incur substantial litigation expense, even if we are successful in the litigation;

●	require us to divert significant time and effort of our management;

●	result in the loss of our rights to develop, manufacture or market our products; and

●	require us to pay substantial monetary damages or royalties in order to license proprietary rights from third parties or to satisfy judgments or to settle actual or threatened litigation.

Although patent and intellectual property disputes within the biopolymer industry have often been settled through licensing or similar arrangements, costs associated with these arrangements may be substantial and could include the long-term payment of royalties. Furthermore, the required licenses may not be made available to us on acceptable terms. Accordingly, an adverse determination in a judicial or administrative proceeding or a failure to obtain necessary licenses could prevent us from manufacturing and selling our products or increase our costs to market our products.

We rely in part on trade secrets to protect our technology, and our failure to obtain or maintain trade secret protection could limit our ability to compete.

We rely on trade secrets to protect some of our technology and proprietary information, especially where we believe patent protection is not appropriate or obtainable. However, trade secrets are difficult to protect. Litigating a claim that a third party had illegally obtained and was using our trade secrets would be expensive and time consuming, and the outcome would be unpredictable. Moreover, if our competitors independently develop similar knowledge, methods and know-how, it will be difficult for us to enforce our rights and our business could be harmed.

We may not be able to generate sufficient cash to service our debt and operating lease obligations, and we may be forced to take other actions to satisfy our obligations under our debt and operating lease obligations, which may not be successful.

Our ability to make scheduled payments on or to refinance our debt and operating lease obligations and other obligations depends on our ability to generate cash in the future and our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We cannot assure you that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our debt, or to pay our operating lease obligations.

If our cash flows and capital resources are insufficient to fund our debt service, operating lease obligations and other obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our debt.  These alternative measures may not be successful and may not permit us to meet our scheduled debt obligations.  If our operating results and available cash are insufficient to meet our debt service, operating lease obligations and other obligations, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations.  We may not be able to consummate those dispositions or to obtain the proceeds sought from them, and these proceeds may not be adequate to meet any debt service or other obligations then due.  Further, we may need to refinance all or a portion of our debt on or before maturity, and we cannot assure you that we will be able to refinance any of our debt on commercially reasonable terms or at all. Additionally, if we are unable to service our operating lease payments for our facilities in Bainbridge, Georgia and Winchester, Kentucky, which we lease pursuant to a sale-leaseback transaction that was entered into in 2018 with a commercial property REIT, we could lose the ability to occupy and operate those facilities.

We may incur more debt in the future, which could further exacerbate the risks of leverage, including the ability to service our indebtedness.

We may need to incur additional debt in the future to complete acquisitions of facilities, equipment, machinery and other assets or capital projects or for working capital. Although the covenants contained in our current indebtedness instruments impose limits on our ability to incur new debt, these agreements may permit the incurrence of significant additional debt if we satisfy certain conditions, or such debt instruments may be amended in the future to do so. If we incur new debt, we could face risks related to being in a highly leveraged company, including our ability to service such indebtedness.

We are subject to a number of restrictive debt covenants under our loan agreements.

Many of our loan agreements contain certain restrictive covenants, which restrict our ability to, among other things, incur additional indebtedness, incur certain liens on our assets or sell assets, make investments, make capital expenditures, pay dividends and make other restricted payments. Many of our loan agreements also require us to maintain specified financial ratios under certain conditions and satisfy financial condition tests, including a consolidated senior leverage ratio and consolidated fixed charge coverage ratio.

Our ability to meet those financial ratios and tests and otherwise comply with our financial covenants may be affected by the factors described herein and other factors outside our control, and we may not be able to meet those ratios, tests and covenants. Our ability to generate sufficient cash from operations to meet our debt obligations will depend upon our future operating performance, which will be affected by general economic, financial, competitive, business and other factors beyond our control. A breach of any of these covenants, ratios, tests or restrictions, as applicable, or any inability to pay interest on, or principal of, our outstanding debt as it becomes due could result in an event of default. Upon an event of default, if not waived by our lenders, our lenders may declare all amounts outstanding as due and payable. Such an acceleration of the maturity of our indebtedness may, among other things, prevent or limit us from engaging in transactions that benefit us, including responding to changing business and economic conditions and taking advantage of attractive business opportunities.

We may not be able to satisfy the requirements of our participation in a New Markets Tax Credit (“NMTC”) program for funding our plant expansions.

We have entered into several arrangements under the NMTC program with various third-party financial institutions (the “Investors”) to help fund various phases of plant expansions at our Bainbridge, Georgia, and Winchester, Kentucky locations. In connection with the NMTC transactions we received proceeds which were restricted for use on approved capital expenditures and working capital needs at specific subsidiaries. The NMTCs are subject to 100% recapture of the tax credit for a period of seven years as provided in the Code. We are required to be in compliance with various regulations and contractual provisions that apply to the NMTC arrangements. we have agreed to indemnify the Investors for any loss or recapture of the NMTCs until such time as our obligation to deliver tax benefits is relieved. The maximum potential amount of future payments under this indemnification could be up to the face amount of the related debt, net of certain leverage loans receivable in connection with the NMTC transactions, which amount totaled $7.6 million as of December 31, 2020. Our obligation to deliver tax benefits is relieved in various stages from April 2026 through November 2026. Non-compliance with applicable requirements could result in projected tax benefits not being realized by an Investor and our being required to indemnify such Investor, which could have a material adverse effect on our financial position, results of operations or liquidity.

We may be unable to obtain forgiveness of the PPP Loan, in whole or in part, in accordance with the provisions of the CARES Act, which could adversely affect our financial condition.

In April 2020, we entered into a promissory note with Truist Bank (“Truist”), under the Paycheck Protection Program of the CARES Act pursuant to which Truist made a loan to us in the amount of approximately $1.8 million (the “PPP Loan”). The PPP Loan matures in April 2022, bears interest at a rate of 1.0% per annum. Monthly principal and interest payments are deferred for six months after the date of disbursement.

The PPP Loan is unsecured and guaranteed by the Small Business Administration (“SBA”). Under the terms of the PPP Loan, the principal amount of the loan may be forgiven to the extent it is used for qualifying expenses as described in the CARES Act and we otherwise request forgiveness in accordance with the terms of the PPP Loan and the requirements of the SBA. While we expect that all of the principal amount of the PPP Loan will be forgiven and to comply with all corresponding requirements, we cannot guarantee that we will be successful in obtaining forgiveness of all or any part of such principal amount. We will be required to repay any principal amount of the PPP Loan that is not forgiven, together with accrued and unpaid interest. In connection with the closing of the Business Combination, we deposited funds in an escrow account in an amount to repay the outstanding principal and accrued interest on the PPP loan.

Our ability to use net operating losses to offset future taxable income will be subject to certain limitations as a result of the Business Combination, PIPE and past transactions.

As of December 31, 2020, we had federal net operating loss carryforwards of $65 million of which $40.6 million will begin to expire in 2028 and $24.4 million can be carried forward indefinitely. As of December 31, 2020, we had state net operating loss carryforwards of $65 million which begin to expire in various amounts in 2028.  A portion of these net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities. In addition, in general, under Section 382 of the Code, a corporation that undergoes an “ownership change” is subject to limitations on our ability to utilize our pre-change net operating losses (“NOLs”) to offset future taxable income or taxes. For these purposes, an ownership change generally occurs where the aggregate stock ownership of one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a specified testing period. A portion of our existing NOLs is subject to limitations arising from previous ownership changes in 2014. In addition, the Business Combination and the PIPE is expected to constitute an ownership change under Section 382 of the Code. Our NOLs may also be impaired under state law. A portion of our existing NOLs is also subject to the so called separate-return-limitation-year (“SRLY”) rules that may apply to consolidated tax groups. Although depending on applicable law and particular computations, it is expected that the amount of our NOLs that we will be able to utilize per year could be only up to $9.7 million per year. Accordingly, we may not be able to utilize a material portion of our NOLs.

Our ability to utilize our NOLs is also conditioned upon our attaining profitability and generating U.S. federal and state taxable income. We have incurred significant net losses in the past, and it is anticipated that we will continue to incur significant losses for the foreseeable future; therefore, we do not know whether or when we will generate the U.S. federal or state taxable income necessary to utilize our NOL carryforwards, even to the extent they are not subject to limitation by Section 382 of the Code or the SRLY rules.

We face various risks related to the ongoing coronavirus (COVID-19) pandemic and similar public health crises, which may have material adverse effects on our business, financial position, results of operations and liquidity.

We face various risks related to health epidemics, pandemics and similar outbreaks, including the global outbreak of coronavirus disease 2019 (“COVID-19”). Such risks include disruptions or restrictions on our employees’ ability to work effectively, as well as temporary closures of our facilities or the facilities of our customers or suppliers.

It is possible that the continued spread of COVID-19 could also further cause disruption in our supply chain; cause delay or limit the ability of other customers to perform, including in making timely payments to us; and cause other unpredictable events. In addition, the continued spread of COVID-19 has led to disruption and volatility in the global capital markets, which increases the cost of capital and adversely impacts access to capital.

We continue to work with our stakeholders (including customers, employees, suppliers and local communities) to responsibly address this global pandemic. Our management is focused on mitigating the impact of the pandemic, which has required and will continue to require a substantial investment of time and resources across Danimer and could delay other value-added initiatives. We continue to monitor the situation, to assess further possible implications to our business, supply chain and customers, and to take actions in an effort to mitigate adverse consequences.

The situation surrounding COVID-19 remains fluid and the ongoing impact on our business and results of operations, financial condition, expected cash flows and liquidity increases the longer the virus impacts activity levels in the United States and globally, both during the initial outbreak, as well as if additional outbreaks occur at a later date. For this reason, we cannot reasonably estimate with any degree of certainty the future impact COVID-19 may have on our results of operations, financial position, and liquidity. The extent to which the COVID-19 pandemic may impact our business, operating results, financial condition and liquidity will depend on future developments and numerous and evolving factors that are highly uncertain, vary by market and cannot be accurately predicted or quantified at this time, including the duration and spread of the outbreak; new information concerning its transmission and severity; government mandated restrictions and regulations; business and workforce disruptions; impact on demand for our products, and the effectiveness of actions taken to contain and treat the disease; actions taken or that might be taken by governments, businesses or individuals to contain or reduce its repercussions and mitigate its economic implications; evolving macroeconomic factors, including general economic uncertainty, unemployment rates and recessionary pressures; decreased consumer spending levels; reduction or changes in customer demand for our products and services; our ability to manufacture, sell and provide our products and services, including as a result of travel restrictions, closed borders, operating restrictions imposed on our facilities or reduced ability of our employees to continue to work efficiently; increased operating costs (whether as a results of changes to our supply chain or increases in employee costs or otherwise); collectibility of customer accounts; additional and prolonged devaluation of other countries’ currencies relative to the dollar; and the general impact of the pandemic on our customers, employees, suppliers, vendors and other stakeholders. Additionally, customers might defer decision making, delay orders or seek to renegotiate or terminate existing agreements.

The continuing global pandemic may also result in delays in our ability to apply for and obtain further regulatory approval for our products in various jurisdictions.

The impact of COVID-19 may also exacerbate other risks discussed herein, any of which could have a material effect on us. This situation is changing rapidly, and additional impacts may arise that we are not aware of currently.

We depend on key personnel.

We depend greatly on our executive officers and other employees. Our success will depend, in part, upon our ability to attract and retain additional skilled personnel, which will require substantial additional funds. There can be no assurance that we will be able to find, attract and retain additional qualified employees, directors, and advisors having the skills necessary to operate, develop and grow our business. Our inability to hire qualified personnel, the loss of services of any of our executive officers, or the loss of services of other key employees, or advisors that may be hired in the future, may have a material and adverse effect on our business.

If we experience a significant disruption in our information technology systems, including security breaches, or if we fail to implement new systems and software successfully, our business operations and financial condition could be adversely affected.

We depend on information technology systems throughout Danimer to, among other functions, control our manufacturing processes, process orders and bill, collect and make payments, interact with customers and suppliers, manage inventory and otherwise conduct business. We also depend on these systems to respond to customer inquiries, contribute to our overall internal control processes, maintain records of our property, plant and equipment and record and pay amounts due to vendors and other creditors. The failure of our information technology systems to perform as we anticipate could disrupt our business and could result in transaction errors, processing inefficiencies and the loss of sales and customers. As we upgrade or change systems, we may also experience interruptions in service, loss of data or reduced functionality and other unforeseen material issues that could adversely impact our ability to provide quotes, take customer orders and otherwise run our business in a timely manner. In addition, if our new systems fail to provide accurate and increased visibility into pricing and cost structures, it may be difficult to improve or maximize our profit margins. As a result, our results of operations could be adversely affected.

In addition, cyber-attacks or security breaches could compromise confidential, business critical information, cause a disruption in our operations or harm our reputation. Our information technology systems are subject to potential disruptions, including significant network or power outages, cyberattacks, computer viruses, other malicious codes and/or unauthorized access attempts, any of which, if successful, could result in data leaks or otherwise compromise our confidential or proprietary information and disrupt our operations. Despite our efforts to protect sensitive information and comply with and implement data security measures, there can be no assurance that any controls and procedures that we have in place will be sufficient to protect us. Further, as cyber threats are continually evolving, our controls and procedures may become inadequate and we may be required to devote additional resources to modify or enhance our systems in the future. We may also be required to expend resources to remediate cyber-related incidents or to enhance and strengthen our cyber security. Any such disruptions to our information technology systems, breaches or compromises of data, and/or misappropriation of information could result in violation of privacy and other laws, litigation, fines, negative publicity, lost sales or business delays, any of which could have a material adverse effect on our business, financial condition or results of operations.

Government regulation of our business is extensive and regulatory approvals are uncertain, expensive and time-consuming.

Our research, development, testing, manufacturing and marketing of most of our intended products are subject to an extensive regulatory approval process by the FDA and other regulatory agencies in the U.S. and abroad. The process of obtaining FDA and other required regulatory approvals is lengthy, expensive and uncertain. There can be no assurance that, even after such time and expenditures, we will be able to obtain necessary regulatory approvals for the manufacturing or marketing of any products. Even if regulatory clearance is obtained, a marketed product is subject to continual review, and later discovery of previously unknown safety issues or failure to comply with the applicable regulatory requirements may result in restrictions on a product’s marketing or withdrawal of the product from the market, as well as possible civil or criminal sanctions.

Changes in sentiment regarding and laws and regulations relating to plastic products could reduce demand for our products and/or increase the cost of producing our products and have an adverse effect on our business.

Plastic products have recently faced increasingly negative public sentiment and scrutiny. In addition, state and local governments have increasingly proposed, or in some cases implemented, restrictions or bans on plastic-based products, including single-use plastics, plastic straws and utensils. Notwithstanding the fact that our bio-plastic products are intended to address many of the concerns regarding traditional petroleum-based plastics, increased regulation of, or prohibition on, the use of plastics generally, as well as negative public sentiment regarding such products, could increase the costs incurred by our customers to use such products or otherwise limit the use of these products, and could lead to a decrease in demand for the products we make or an increase in the cost of production of such products. Such a decrease in demand could adversely affect our business, operating results and financial condition.

Risks Related to our Common Stock

An active trading market for our Common Stock may not be available on a consistent basis to provide stockholders with adequate liquidity. Our stock price may be extremely volatile, and our stockholders could lose a significant part of their investment.

An active trading market for shares of our Common Stock may not be sustained on a consistent basis. The public trading price for our Common Stock will be affected by a number of factors, including:

●	reported progress of our business and technology development, relative to investor expectations;

●	changes in earnings estimates, investors’ perceptions, recommendations by securities analysts or our failure to achieve analysts’ earnings estimates;

●	quarterly variations in our or our competitors’ results of operations;

●	general market conditions and other factors unrelated to our operating performance or the operating performance of our competitors;

●	future issuance and/or sale of our common stock or preferred stock;

●	announcements by us, or our competitors, of acquisitions, new products, significant contracts, commercial relationships or capital commitments;

●	commencement of, or involvement in, litigation;

●	any major change in our board of directors or management;

●	changes in governmental regulations or in the status of our regulatory approvals;

●	announcements related to patents issued to us or our competitors and to litigation involving our intellectual property;

●	a lack of, limited, or negative industry or security analyst coverage;

●	developments in our industry and general economic conditions;

●	short-selling or similar activities by third parties; and

●	other factors described elsewhere in these “Risk Factors.”

As a result of these factors, our stockholders may not be able to resell their shares of Common Stock at, or above, their purchase price. In addition, the stock prices of many technology companies have experienced wide fluctuations that have often been unrelated to the operating performance of those companies. Any negative change in the public’s perception of the prospects of industrial biotechnology or “clean technology” companies could depress our stock price regardless of our results of operations. These factors may have a material adverse effect on the market price of our Common Stock.

Concentration of ownership among our existing executive officers, directors and their affiliates may prevent new investors from influencing significant corporate decisions.

Our executive officers and directors as a group beneficially own approximately 23.5% of our outstanding Common Stock. As a result, these shareholders will be able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, any amendment of the amended and restated certificate of incorporation and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control or changes in management and will make the approval of certain transactions difficult or impossible without the support of these shareholders.

We do not expect to declare any dividends in the foreseeable future.

We do not anticipate declaring any cash dividends to holders of our common stock in the foreseeable future. Consequently, investors may need to rely on sales of their shares after price appreciation, which may never occur, as the only way to realize any future gains on their investment.

There can be no assurance that we will be able to comply with the continued listing standards of the New York Stock Exchange (“NYSE”).

If NYSE delists our securities from trading on its exchange for failure to meet the listing standards, we and our securityholders could face significant material adverse consequences including:

●	a limited availability of market quotations for our securities;

●	a determination that our Common Stock is a “penny stock,” which will require brokers trading in Common Stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for shares of our Common Stock;

●	a limited amount of analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

We may be required to take write-downs or write-offs, or we may be subject to restructuring, impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of Common Stock, which could cause you to lose some or all of your investment.

Factors outside of our control may, at any time, arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations or incur impairment or other charges that could result in us reporting losses.

Even though these charges may be non-cash items and therefore not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to be unable to obtain future financing on favorable terms or at all.

If we do not meet the expectations of investors or securities analysts, the market price of our securities may decline.

Fluctuations in the price of our securities could contribute to the loss of all or part of your investment. If an active market for our securities develops and continues, the trading price of our securities following could be volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control. Any of the factors listed below could have a material adverse effect on your investment in our securities and our securities may trade at prices significantly below the price you paid for them. In such circumstances, the trading price of our securities may not recover and may experience a further decline.

Factors affecting the trading price of our securities may include:

●	actual or anticipated fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;

●	changes in the market’s expectations about our operating results;

●	success of competitors;

●	our operating results failing to meet the expectation of securities analysts or investors in a particular period;

●	changes in financial estimates and recommendations by securities analysts concerning Danimer or the biopolymer industry in general;

●	operating and share price performance of other companies that investors deem comparable to ours;

●	our ability to market new and enhanced products and technologies on a timely basis;

●	changes in laws and regulations affecting our business;

●	our ability to meet compliance requirements;

●	commencement of, or involvement in, litigation involving us;

●	changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;

●	the volume of our shares of common stock available for public sale;

●	any major change in our board of directors or management;

●	sales of substantial amounts of our shares of common stock by our directors, executive officers or significant stockholders or the perception that such sales could occur; and

●	general economic and political conditions such as recessions, interest rates, fuel prices, international currency fluctuations and acts of war or terrorism.

Broad market and industry factors may materially harm the market price of our securities irrespective of our operating performance. The stock market in general, and NYSE in particular, have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of our securities, may not be predictable. A loss of investor confidence in the market for stocks or the stocks of other companies which investors perceive to be similar to ours could depress our share price regardless of our business, prospects, financial conditions, or results of operations. A decline in the market price of our securities also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.

We will incur significant increased expenses and administrative burdens as a public company, which could have an adverse effect on our business, financial condition and results of operations.

We will face increased legal, accounting, administrative and other costs and expenses as a public company that we did not incur as a private company. The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), including the requirements of Section 404, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations promulgated and to be promulgated thereunder, the Public Company Accounting Oversight Board (“PCAOB”) and the securities exchanges, impose additional reporting and other obligations on public companies. Compliance with public company requirements will increase costs and make certain activities more time-consuming. A number of those requirements will require us to carry out activities we have not done previously. For example, we have created new board committees and will adopt new internal controls and disclosure controls and procedures. In addition, expenses associated with SEC reporting requirements will be incurred. Furthermore, if any issues in complying with those requirements are identified (for example, if the auditors identify a material weakness or significant deficiency in the internal control over financial reporting), we could incur additional costs rectifying those issues, and the existence of those issues could adversely affect our reputation or investor perceptions of us. It may also be more expensive to obtain director and officer liability insurance. Risks associated with our status as a public company may make it more difficult to attract and retain qualified persons to serve on our board of directors or as executive officers. The additional reporting and other obligations imposed by these rules and regulations will increase legal and financial compliance costs, and the costs of related legal, accounting and administrative activities. These increased costs may require us to commit a significant amount of money that could otherwise have been used to expand the business and achieve strategic objectives. Advocacy efforts by stockholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase costs.

Our failure to timely and effectively implement controls and procedures required by Section 404(a) of the Sarbanes-Oxley Act could have a material adverse effect on our business.

The standards required for a public company under Section 404(a) of the Sarbanes-Oxley Act are significantly more stringent than those required of us as a privately-held company. Management may not be able to effectively and timely implement controls and procedures that adequately respond to the increased regulatory compliance and reporting requirements. If we are not able to implement the additional requirements of Section 404(a) in a timely manner or with adequate compliance, we may not be able to assess whether our internal controls over financial reporting are effective, which may subject us to adverse regulatory consequences and could harm investor confidence and the market price of our securities.

We qualify as an “emerging growth company” within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, it could make our securities less attractive to investors and may make it more difficult to compare our performance to the performance of other public companies.

We qualify as an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the JOBS Act. As such, we are eligible for and intend to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies for as long as we continue to be an emerging growth company, including (a) the exemption from the auditor attestation requirements with respect to internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act, (b) the exemptions from say-on-pay, say-on-frequency and say-on-golden parachute voting requirements and (c) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year in which the market value of Common Stock that are held by non-affiliates exceeds $700 million as of June 30 of that fiscal year, (ii) the last day of the fiscal year in which we have total annual gross revenue of $1.07 billion or more during such fiscal year (as indexed for inflation), (iii) the date on which we have issued more than $1 billion in non-convertible debt in the prior three-year period or (iv) the last day of the fiscal year following the fifth anniversary of the date of the first sale of Common Stock in the initial public offering of units of Live Oak Acquisition Corp., our predecessor, consummated on May 5, 2020. In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the exemption from complying with new or revised accounting standards provided in Section 7(a)(2)(B) of the Securities Act as long as we are an emerging growth company. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected not to opt out of such extended transition period and, therefore, we may not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. Investors may find our Common Stock less attractive because we will rely on these exemptions, which may result in a less active trading market for our Common Stock and its price may be more volatile.

Our management has limited experience in operating a public company.

Our executive officers have limited experience in the management of a publicly traded company. Our management team may not successfully or effectively manage our transition to a public company that will be subject to significant regulatory oversight and reporting obligations under federal securities laws. Their limited experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage in that it is likely that an increasing amount of their time may be devoted to these activities which will result in less time being devoted to our management and growth. We may not have adequate personnel with the appropriate level of knowledge, experience and training in the accounting policies, practices or internal controls over financial reporting required of public companies in the United States. The development and implementation of the standards and controls necessary for us to achieve the level of accounting standards required of a public company in the United States may require costs greater than expected. It is possible that we will be required to expand our employee base and hire additional employees to support our operations as a public company which will increase our operating costs in future periods.

The loss of certain key personnel could negatively impact the operations and financial results of our business.

Our ability to successfully operate our business is dependent upon the efforts of certain key personnel of ours and there can be no assurance that they will be able to do so. It is possible that we will lose some key personnel, the loss of which could negatively impact our operations and profitability. Furthermore, certain of our key personnel may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

We may issue additional shares of common stock or preferred shares under an employee incentive plan which would dilute the interest of our stockholders.

Our Fourth Amended and Restated Certificate of Incorporation authorizes the issuance of 200,000,000 shares of Common Stock, and 10,000,000 shares of preferred stock, in each case, par value $0.0001 per share. We may issue a substantial number of additional shares of common stock or shares of preferred stock under an employee incentive plan. The issuance of additional common stock or preferred shares:

●	may subordinate the rights of holders of Common Stock if one or more classes of preferred stock are created, and such preferred shares are issued, with rights senior to those afforded to Common Stock; and

●	could cause a change in control if a substantial number of shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors.

Our Fourth Amended and Restated Certificate of Incorporation will provide, subject to limited exceptions, that the courts of the State of Delaware will be the sole and exclusive forum for certain stockholder litigation matters, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or stockholders.

Our Fourth Amended and Restated Certificate of Incorporation requires, to the fullest extent permitted by law, that derivative actions brought in our name, actions against directors, officers and employees for breach of fiduciary duty and other similar actions may be brought in the state courts in the State of Delaware or, if no state court located within the State of Delaware has jurisdiction, the federal district court for the District of Delaware. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and consented to the forum provisions in our Fourth Amended and Restated Certificate of Incorporation. In addition, our Fourth Amended and Restated Certificate of Incorporation provides that this choice of forum does not apply to any complaint asserting a cause of action under the Securities Act and the Exchange Act. Finally, our Fourth Amended and Restated Certificate of Incorporation provides that federal district courts of the United States will be the exclusive forum for the resolution of any complaint asserting a cause of action under the Securities Act or the Exchange Act.

In March 2020, the Delaware Supreme Court issued a decision in Salzburg et al. v. Sciabacucchi, which found that an exclusive forum provision providing for claims under the Securities Act to be brought in federal court is facially valid under Delaware law. It is unclear whether this decision will be appealed, or what the final outcome of this case will be. We intend to enforce this provision, but we do not know whether courts in other jurisdictions will agree with this decision or enforce it.

This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other employees or stockholders, which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the choice of forum provision contained in the Fourth Amended and Restated Certificate of Incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results, and financial condition.

Because we have no current plans to pay cash dividends on Common Stock for the foreseeable future, you may not receive any return on investment unless you sell Common Stock for a price greater than that which you paid for it.

We may retain future earnings, if any, for future operations, expansion and debt repayment and have no current plans to pay any cash dividends for the foreseeable future. Any decision to declare and pay dividends as a public company in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions, and other factors that our board of directors may deem relevant. In addition, our ability to pay dividends may be limited by covenants of any existing and future outstanding indebtedness we or our subsidiaries incur. As a result, you may not receive any return on an investment in Common Stock unless you sell Common Stock for a price greater than that which you paid for it.

If securities or industry analysts do not publish or cease publishing research or reports about us, our business, or our market, or if they change their recommendations regarding our securities adversely, the price and trading volume of our securities could decline.

The trading market for our securities will be influenced by the research and reports that industry or securities analysts may publish about us, our business, market, or competitors. If no additional securities or industry analysts commence coverage of our share price and trading volume may be negatively impacted. If any of the analysts who may cover us change their recommendation regarding our shares of common stock adversely, or provide more favorable relative recommendations about our competitors, the price of our shares of common stock would likely decline. If any analyst who may cover us were to cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our share price or trading volume to decline.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our corporate headquarters, primary research facility, PLA reactive extrusion plant, tolling operation and our PHA demonstration plant are located in Bainbridge, GA, in approximately 200,000 square feet of real property.

Our PHA commercial production facility is located in Winchester, Kentucky in approximately 80,000 square feet of real property.

We lease all of these facilities, except for the PLA reactive extrusion plant we own, from a large, diversified commercial property REIT. The triple net lease under which we lease these properties has an initial term through December 31, 2038 with four (4) options terms of five (5) years each pursuant to which we may elect to extend the term.

ITEM 3.	LEGAL PROCEEDINGS

In the ordinary course of business, we may be a party to various legal proceedings from time to time. We do not believe that there is any pending or threatened proceeding against us, which, if determined adversely, would have a material effect on our business, results of operations, or financial condition.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Certain Information Regarding the Trading of Our Common Stock

Our Common Stock currently trades under the symbol “DNMR” on the New York Stock Exchange (“NYSE”). Through December 29, 2020, our Common Stock, Units, and Warrants were traded under the symbols “LOAK”, “LOAK-U”, and “LOAK-WS”, respectively, and these securities commenced public trading effective May 5, 2020. Upon the consummation of the Business Combination, we separated our Units into their component units of one share of common stock and one-half warrant. On December 30, 2020, our Warrants began trading on the NYSE under the symbol “DNMR-WS”.

Holders of Our Common Stock

As of March 17, 2021, there were approximately 240 holders of record of shares of our common stock. These amounts do not include stockholders for whom shares are held in “nominee” or “street” name.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information for all equity compensation plans at December 31, 2020, under which the equity securities of the Company were authorized for issuance:

Plan Category (1)	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	11,008,533	$13.94	5,665,721

(1) There are no equity compensation plans not approved by stockholders.

Recent Sales of Unregistered Equity Securities

During the year ended December 31, 2020, we did not issue or sell any unregistered securities except as previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

Issuer Purchases of Equity Securities

Our share purchase of our registered equity securities during the quarter ended December 31, 2020 was as follows:

Periods	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
October 1, 2020 to October 31, 2020:	–		–	–	–
November 1, 2020 to November 30, 2020:	–		–	–	–
December 1, 2020 to December 31, 2020:	1,188,930	(1)	$24.20	–	–
Total	1,188,930	(1)		–	–

(1)	Represents shares surrendered to the Company by Stephen E. Croskrey and Stuart Pratt as repayment for certain notes owed by such individuals to Legacy Danimer, as further described in the section entitled “Certain Relationships and Related Transactions, and Director Independence.”

Dividends

We have not paid any dividends on our Common Stock to date. It is our present intention to retain any earnings for use in our business operations and, accordingly we do not anticipate that the board of directors will declare any dividends in the foreseeable future on our Common Stock.

ITEM 6.	SELECTED FINANCIAL DATA

We are a smaller reporting company, as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, for this reporting period and are not required to provide the information required under this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and related notes appearing in Part II, Item 8 of this Report. The following discussion contains forward-looking statements that involve risks, uncertainties, and assumptions. See the section entitled “Cautionary Note Regarding Forward-Looking Statements.” Actual results and timing of selected events may differ materially from those anticipated in the forward-looking statements as a result of various factors, including those set forth under the section entitled “Risk Factors” or elsewhere in this Report. Unless the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “we”, “us”, “our”, “Danimer”, “Danimer Scientific”, and the “Company” are intended to mean the business and operations of Danimer and its consolidated subsidiaries.

Introductory Note

On December 29, 2020 (the “Closing Date”), Live Oak Acquisition Corp. (“Live Oak”), consummated the merger pursuant to that certain Agreement and Plan of Merger, dated as of October 3, 2020 (as amended by Amendment No.1 thereto, dated as of October 8, 2020, and Amendment No. 2 thereto, dated as of December 11, 2020, collectively the “Merger Agreement”), by and among Live Oak, Green Merger Corporation, a Georgia corporation (“Merger Sub”), Meredian Holdings Group, Inc., a Georgia corporation (“Meredian Holdings Group” or “MHG”), Live Oak Sponsor Partners, LLC, as representative for Live Oak for certain purposes described in the Merger Agreement, and John A. Dowdy, Jr., as representative of the shareholders of Legacy Danimer for certain purposes described in the Merger Agreement. Pursuant to the terms of the Merger Agreement, a business combination between the Company and Legacy Danimer was effected through the merger of Merger Sub with and into Legacy Danimer, with Legacy Danimer surviving as the surviving company and as a wholly owned subsidiary of Live Oak (the “Merger” and, collectively with the other transactions described in the Merger Agreement, the “Business Combination”). On the Closing Date, and in connection with the closing of the Business Combination (the “Closing”), the registrant changed its name from Live Oak Acquisition Corp. to Danimer Scientific, Inc. (“Danimer”).

The following discussion and analysis of our financial condition and results of operations describes the business historically operated by Meredian Holdings Group and its subsidiaries (“Legacy Danimer”) under the “Danimer Scientific” name as an independent enterprise prior to the Business Combination.

Overview

We are a performance polymer company specializing in bioplastic replacement for traditional petroleum-based plastics. Through our principal operating subsidiaries, Meredian, Inc., Danimer Scientific, L.L.C. and Danimer Scientific Kentucky, Inc., we bring together innovative technologies to deliver renewable, environmentally friendly bioplastic materials to global consumer product companies. We believe that we are the only commercial company in the bioplastics market to combine the production of a base polymer along with the reactive extrusion capacity in order to give customers a “drop-in” replacement for a wide variety of petroleum-based plastics.

PHA-Based Resins

We are a leading producer of polyhydroxyalkanoate (“PHA”), a new, 100% biodegradable plastic feedstock alternative sold under the proprietary Nodax® brand name, for usage in a wide variety of plastic applications including water bottles, straws, food containers, among other things. We originally acquired the technology to produce PHA from Procter & Gamble in 2007. PHA is made through a fermentation process where bacteria consume vegetable oil and make PHA within their cell membranes as energy reserves. We harvest the PHA from the bacteria, purify and filter the bioplastic before extruding the PHA into pellets, which we sell to converters. PHAs are a complete replacement for petroleum-based plastics where the convertors do not have to purchase new equipment to switch to the new biodegradable plastic. Utilizing PHA as a base resin significantly expands the number of potential applications for bioplastics in the industry and enables us to produce resin that is not just compostable, but also fully biodegradable.

Having successfully scaled up PHA production from the laboratories to a contract manufacturer and later to our own commercial development plant, we recently have begun making PHA on a commercial scale. In December 2018, we acquired a fermentation facility in Winchester, Kentucky (the “Kentucky Facility”) and simultaneously entered into a long-term sale and leaseback transaction with a large, diversified commercial property REIT with respect to the Kentucky Facility and certain facilities located in Bainbridge, Georgia. We embarked on a two-phase commissioning strategy for the Kentucky Facility. We commenced scale-up fermentation runs in December 2019 and had completed several components of the Phase I improvements by the end of the third quarter of 2020. As of December 31, 2020, we had invested $54.7 million since the acquisition of the Kentucky Facility, excluding capitalized interest. Of this total, $7.3 million in real-estate improvements for the Kentucky Facility were reimbursed by the REIT in May 2020 in exchange for an increase in the monthly lease payment for the Kentucky Property.  Once Phase I is producing at full capacity, we expect to produce approximately 20 million pounds of finished product per year. We believe that the capacity of the plant can be expanded by another 45 million pounds of finished product, bringing total plant capacity up to 65 million pounds per year, by investing approximately $100 million for the Phase II expansion. We have commenced Phase II construction and expect to complete the buildout during the second quarter of 2022. We have invested $16.6 million in the Phase II expansion through December 31, 2020.

PLA-Based Resins

Since 2004, we have been producing proprietary plastics using a natural plastic called Polylactic Acid (“PLA”) as a base resin. While PLA is produced by other biopolymer manufacturers, PLA has limited functionality in its neat (“unformulated”) form. We purchase PLA and formulate it into bioplastic applications by leveraging the expertise of our chemists and our proprietary reactive extrusion process. Our formulated PLA products allow many companies to begin to use renewable and compostable plastics to meet their customers’ growing sustainability needs. We were the first company in the world to create a bioplastic suitable for coating disposable paper cups to withstand the temperatures of hot liquids such as coffee. We have expanded our product portfolio and now supply customers globally.

Research and Development (“R&D”) and Other Services

Our technology team partners with global consumer product companies to develop custom biopolymer formulations for specific applications. R&D contracts are designed to develop a formulated resin using PHA, PLA and other biopolymers that can be run efficiently on existing conversion equipment. We expect successful R&D contracts to culminate in supply agreements with the customers. Our R&D services not only provide revenue but also a pipeline of future products.

In addition to producing our own products, we also toll manufacture for customers that need the unique extruder or reactor setup we employ for new or scale-up production. Our specialty tolling services primarily involve processing customer-owned raw materials to assist them in addressing their extrusion capacity constraints or manufacturing challenges.

Comparability of Financial Information

Our results of operations and statements of assets and liabilities may not be comparable between periods as a result of the Business Combination.

We were originally known as Live Oak Acquisition Corp. On December 29, 2020, Live Oak consummated the merger of its wholly owned subsidiary, Merger Sub, with and into Legacy Danimer, pursuant to the Merger Agreement. In connection with the Closing, Live Oak changed its name to Danimer Scientific, Inc.

Following the Closing, Legacy Danimer was deemed the accounting acquirer in accordance with the criteria outlined in Accounting Standards Codification (“ASC”) Topic 805, Business Combinations, and the Business Combination is accounted for as a reverse recapitalization. Under this method of accounting, Live Oak is treated as the acquired company for financial statement reporting purposes and the successor registrant for SEC purposes, meaning that Legacy Danimer’s financial statements for previous periods are disclosed in our periodic reports filed with the SEC.

The most significant change in our reported financial position is an increase in cash and cash equivalents (as compared to our consolidated balance sheet at December 31, 2019) of $371.3 million. Total non-recurring transaction costs incurred in connection with the Business Combination were $27.1 million, of which $22.8 million were recorded as an offset to equity. Transaction costs of $6.7 million were previously recorded in the legal acquirer’s results and therefore are not reflected in the amounts discussed above. See Note 3 to our 2020 Consolidated Financial Statements.

As a result of the Merger, Danimer is an SEC-registered and NYSE-listed company, which will require us to hire additional personnel and implement procedures and processes to address public company regulatory requirements and customary practices. We expect to incur additional annual expenses as a public company for, among other things, directors’ and officers’ liability insurance, director fees and additional internal and external accounting and legal and administrative resources, including increased audit and legal fees.

Key Factors Affecting Operating Results

We believe that our performance and future success depend on several factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and in the section of this Report titled “Risk Factors.”

Factors Impacting Our Revenue

We derive our revenue from product sales of PLA- and PHA-based resins as well as from services such as R&D and tolling.

Our product revenue is significantly impacted by our ability to successfully scale the Kentucky Facility for commercial production of PHA. The completion of Phase I and Phase II of the Kentucky Facility will significantly increase our capacity to produce and sell PHA, which is in high demand by our customers. Using our PHAs as base resin significantly expands the number of potential applications for bioplastics and also enables us to produce a resin that is not just compostable, but also fully biodegradable. Since we just recently introduced our PHA on a commercial scale, our product revenues are also impacted by the timing and success of customer trials as well as product degradation testing and certifications. Our product revenue from PLA-based resins is primarily impacted by the effective launch of new product offerings in new markets by our customers as well as the ability of our suppliers to continue to grow their production capacity of neat PLA. Finally, our product revenue is impacted by our ability to deliver biopolymer formulations that can be efficiently run on customer conversion equipment and meet customer application specifications and requirements. Revenue from product sales is generally recognized when the finished products are shipped to customers, as this represents the transfer of control of the product. Due to the highly specialized nature of our products, returns are infrequent and we do not offer rebates or volume discounts that would impact selling prices.

Our services revenue is primarily impacted by the timing of, and execution against, customer contracts. Research and development services generally involve milestone-based contracts to develop PHA-based solutions designed to a customer’s specifications and may involve single or multiple performance obligations with the transaction price being allocated to each performance obligation based on the standalone selling price of the performance obligation. Service revenues are recognized over time with progress measured using an input method based on personnel costs incurred to date as a percentage of total estimated personnel costs for each performance obligation within the contract. Upon the completion of research and development contracts, customers generally have the option to enter into long-term supply agreements with us for the developed product solutions. Our ability to grow our services revenue depends on our ability to develop a track record of developing successful biopolymer formulations for our customers and our ability to effectively transition those customer formulations to commercial scale production.

Factors Impacting Our Operating Expenses

Costs of revenue

Cost of revenue is comprised of costs of goods sold and direct costs associated with research and development service projects. Costs of goods sold consists of raw materials and ingredients, labor costs including stock-based compensation for production staff, related production overhead, rent and depreciation costs. Costs associated with research and development service contracts include labor costs, related overhead costs and outside consulting and testing fees incurred in direct relation to the specific service contract.

Selling, general and administrative expense

Selling, general and administrative expense consists of salaries, marketing expense, corporate administration expenses, stock-based compensation not allocated to research and development or costs of revenue personnel, and elements of depreciation, rent and facility expenses that are not directly attributable to direct costs of production or associated with research and development activities.

Research and development expense

Research and development expense include salaries, stock-based compensation, third-party consulting and testing fees, and rent and related facility expenses directly attributable to research and development activities not associated with revenue generating service projects.

Impacts Related to the COVID-19 Pandemic

In March 2020, the World Health Organization declared the outbreak of COVID-19 to be a global pandemic and recommended containment and mitigation measures worldwide. In response, government authorities have issued an evolving set of mandates, including requirements to shelter-in-place, curtail business operations, restrict travel and avoid physical interaction. These mandates and the continued spread of COVID-19 have disrupted normal business activities in many segments of the global economy, resulting in weakened economic conditions. Government mandates have been lifted by certain public authorities and economic conditions have improved in certain sectors of the economy. Certain regions of the world have experienced increasing numbers of COVID-19 cases, however, and if this continues and if public authorities intensify efforts to contain the spread of COVID-19, normal business activity may be further disrupted and economic conditions could weaken.

Our ability to continue to operate without any significant negative impacts will in part depend on our ability to protect our employees and our supply chain. We have endeavored to follow actions recommended by governments and health authorities to protect our employees, with particular measures in place for those working in our manufacturing and laboratory facilities. We have been able to broadly maintain our operations, and we intend to continue to work with our stakeholders (including customers, employees, suppliers and local communities) to responsibly address this global pandemic. However, uncertainty resulting from the global pandemic could result in an unforeseen disruption to our supply chain (for example a closure of a key manufacturing or distribution facility or the inability of a key material or transportation supplier to source and transport materials) that could impact our operations.

Although our revenue has continued to grow during the continuing global pandemic, we believe that some of our customers have deferred decision making and commitments regarding future orders and new contracts. The global pandemic has also resulted in delays in performing trials with new customers and obtaining certification for new products. During this period and especially prior to the merger, we have delayed certain capital expenditures in order to conserve financial resources, resulting in a slower than expected scale up of the Kentucky Facility. We have not observed any material impairments of our assets or a significant change in the fair value of assets due to the COVID-19 pandemic.

For additional information on risk factors that could impact our results, please refer to “Risk Factors” located elsewhere in this Report.

Current Developments

On March 29, 2021, we announced that we have selected Bainbridge, Georgia as the site of our planned greenfield PHA plant. We anticipate this 2 million square foot facility will require a capital investment of approximately $700 million and employ approximately 400 people when fully operational. This facility has a planned annual production capacity of approximately 250 million pounds and we expect it will be operational in mid-to-late 2023.

Critical accounting policies

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the reported periods. The more critical accounting estimates include estimates related to revenue recognition, stock-based compensation, and leases. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results, which are described in Note 2 to our Consolidated Financial Statements as of and for the years ended December 31, 2020 and 2019 appearing elsewhere in this Report.

Revenue recognition

We recognize revenue from product sales and services in accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments. Under ASC 606, we recognize revenue when our customer obtains control of promised goods or services, in an amount that reflects the consideration that we expect to receive in exchange for those goods or services. To assess and determine when and how to recognize revenue, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer to the customer. At contract inception, once we determine that the contract is within the scope of ASC 606, we assess the goods or services promised within each contract and determine which are performance obligations and assess whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

We derive our revenues from: 1) product sales of developed compostable resins based on polyactic acid (“PLA”), polyhydroxyalkanoates (“PHA”), and other renewable materials; and 2) research and development (R&D) services related to developing customized formulations of biodegradable resins based on PHA as well as tolling revenues.

We generally produce and sell finished products, for which we recognize revenue upon shipment, which is typically when control of the underlying product is transferred to the customer and all other revenue recognition criteria have been met. Due to the highly specialized nature of our products, returns are infrequent, and therefore we do not estimate amounts for sales returns and allowances. We offer a standard quality assurance warranty related to the fitness of our finished goods. There are no forms of variable consideration such as discounts, rebates, or volume discounts that we estimate to reduce our transaction price.

R&D service revenues generally involve milestone-based contracts under which we work with a customer to develop a PHA-based specific solution designed to the customer’s specifications, which may involve a single or multiple performance obligations. When an R&D contract has multiple performance obligations, we allocate the transaction price to the performance obligations utilizing a cost-plus approach to estimate the stand-alone selling price, which contemplates the level of effort to satisfy the performance obligations, and then allocate the transaction price to each of the performance obligations based on the relative percentage of the stand-alone selling price. We recognize revenue for these R&D services over time with progress measured utilizing an input method based on personnel costs incurred to date as a percentage of total estimated personnel costs for each performance obligation identified within the contract. Upon completion of the R&D services, the customers have an option to enter into long-term supply agreements with us for the product(s) that were developed within the respective contracts. We concluded these customer options were marketing offers, not separate performance obligations, since the options did not provide a material right to any of our customers.

Stock-based compensation

Awards to employees have been granted with either service-based conditions only or market-based and service-based conditions that affect vesting. Service-based condition only awards have graded vesting features, usually over three-year periods. Expense associated with service-based only condition awards with graded vesting features is recognized on a straight-line basis over the requisite service period. Expense associated with market-based and service-based vesting conditions is recognized on a straight-line basis over the longest of the explicit, implicit or derived service period of the award.

Stock-based compensation awards have a contractual life that ranges from less than one year to ten years and are recognized in the Consolidated Financial Statements based on their grant date fair value. The fair value of each stock option award is estimated using an appropriate valuation method. We use a Black-Scholes option pricing model to value service-based only option awards and a Monte Carlo simulation to value market-based and service-based option awards. The resulting value for the employee options is used for financial reporting purposes.

We estimate forfeitures and record compensation expense based on this estimate over the vesting periods of our equity compensation awards. If actual pre-vesting forfeitures differ from our estimated forfeitures, we record a true-up to ensure that expense is fully recognized for awards that have vested.

Leases

We account for leases in accordance with ASC 842, Leases, and we determine if an arrangement is a lease at inception. We record right-of-use assets and lease liabilities on the Consolidated Balance Sheets for operating leases.  The right of use assets and lease liabilities are recognized as the present value of the future lease payments over the lease term at commencement date, adjusted for lease incentives, prepaid or accrued rent and unamortized initial direct costs, as applicable. As most of the leases do not provide a readily determinable rate implicit in the lease, we use our incremental borrowing rate based on the information available at commencement date, such as rates recently offered to us by lenders on proposed borrowings, in determining the present value of future payments. Our incremental borrowing rate for a lease is the rate of interest it would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. Our lease terms may include options to extend or terminate the lease, typically at our own discretion. We evaluate the renewal options at commencement and if they are reasonably certain of exercise, we include the renewal period in the lease term.

Lease costs associated with operating leases consist of both fixed and variable components. Expense related to fixed lease payments are recognized on a straight-line basis over the lease term. Variable payments, such as insurance and property taxes, are recorded as incurred and are not included in the initial lease liability.

Recent accounting pronouncements

A discussion of recently issued accounting standards applicable to us is included in Note 2 to our Consolidated Financial Statements.

Consolidated Results of Operations for the Years Ended December 31, 2020 and 2019

	Years ended December 31,		Percentage
(in thousands)	2020	2019	Change
Revenue	$47,333	$32,344	46.3%
Cost of revenue	35,876	21,237	68.9%
Gross profit	11,457	11,107	3.2%
Gross profit percentage	24.2%	34.3%	-29.5%
Operating expense	27,194	21,509	26.4%
Gain on disposal of assets	(9)	(281)	-96.8%
Legal settlement	—	8,000	-100.0%
Loss from operations	(15,728)	(18,121)	-13.2%
Interest expense	(2,427)	(3,475)	-30.2%
Gain on NMTC loan extinguishment	5,266	5,550	-5.1%
Other income, net	316	617	-48.8%
Income tax expense	—	(4,085)	-100.0%
Net loss	$(12,573)	$(19,514)	-35.6%

Revenue

Total revenue for the year ended December 31, 2020 was $47.3 million compared to total revenue of $32.3 million for the year ended December 31, 2019. Revenue from product sales was $40.7 million for the year ended December 31, 2020 compared to $26.9 million for the same period in 2019. Driving this 51% increase in product revenue was a 35% increase in pounds sold and an approximately 13% increase in our weighted average selling price. The $13.8 million increase in product revenue was primarily attributable to increases in PLA-based product sales of $9.4 million and in PHA-based product sales of $4.4 million. The increase in PLA-based product sales was primarily the result of increasing customer demand for a specific application of a recently introduced PLA solution for a developing consumer market application. Additionally, some of our customers purchasing PLA-based products decided to increase their inventory levels to protect against potential supply chain disruptions that may arise due to the spread of the COVID-19 virus. PHA-based product revenue increased due to the start-up of Phase I of the Kentucky plant. Services revenue was $6.6 million for the year ended December 31, 2020 compared to $5.5 million for the year ended December 31, 2019. The increase in services revenue relates primarily to a $0.6 million increase in tolling services and a $0.5 million increase in revenue from paid research and development projects. We have three customers that accounted for 58% of the total revenue for the year ended December 31, 2020, which compares with four customers that accounted for 65% of the total revenue during the year ended December 31, 2019.

Cost of revenue and gross profit

Cost of revenue for the year ended December 31, 2020 was $35.9 million compared to $21.2 million for the year ended December 31, 2019, an increase of 69%. The increase in cost of revenue is primarily a result of the 35% increase in the pounds of products sold and shipped during the period. Included in the increase in cost of revenue was a $1.2 million increase in depreciation expense and a $1.0 million increases in rent expense primarily related to completing the installation of certain assets at the Kentucky facility and commencing production. We anticipate that rent and depreciation will become a smaller portion of our cost of revenue as we continue to scale up PHA production in Kentucky. Gross margin percentage decreased to 24.2% for the year ended December 31, 2020 from 34.3% for the year ended December 31, 2019. The decline in our gross profit margin was primarily the result of commencing limited PHA manufacturing activities in 2020 at the Kentucky Facility and the incurrence of associated incremental ramp-up costs. There were no material PHA manufacturing activities at the Kentucky Facility allocated to cost of revenue until December 2019.

Operating expense

Operating expense for the year ended December 31, 2020 increased by $5.7 million, or 26.4%, compared to the same period in 2019. Selling, general and administrative expense for the year ended December 31, 2020 totaled $19.4 million compared to $16.0 million for the year ended December 31, 2019 while research and development expense totaled $7.9 million for the year ended December 31, 2020 compared to $5.5 million for the year ended December 31, 2019. The increase in selling, general and administrative expense was due primarily to an increase in compensation expense of $4.6 million primarily related to a $3.8 million bonus payable to the CEO upon the completion of the Business Combination, an increase in salaries of $0.8 million, increases in accounting and auditing expenses of $0.8 million primarily related to our preparation for the Business Combination, and increases in general office expense. These increases were offset by a reduction in stock-based compensation of $1.7 million.  The increase in research and development expense period over period was primarily attributed to increased salaries of $1.4 million, increased third-party consulting fees of $0.6 million, and increased legal services of $0.6 million.

Gain on disposal of assets

The gain on disposal of assets was negligible for the year ended December 31, 2020 and was $0.3 million from the sale of excess machinery and equipment during the year ended December 31, 2019.

Legal settlement

During the year ended December 31, 2019, we recognized a liability and recorded an expense of $8.0 million in connection with the settlement of certain legal proceedings originating in 2015 related to a former executive and a related advisory contract. Further details regarding the settlement are contained in Note 16 of our Consolidated Financial Statements.

Interest expense

Interest expense for the year ended December 31, 2020 decreased by $1.0 million to $2.4 million as compared to the year ended December 31, 2019 primarily resulting from the capitalization of $3.7 million of interest for the year ended December 31, 2020 compared to $1.4 million for the year ended December 31, 2019. This was partially offset by an increase in noncash interest expense of $0.9 million in 2020 as compared to 2019. The interest capitalization primarily relates to the purchase, modification and installation of machinery and equipment at the Kentucky Facility.

Gain on loan extinguishment.

During the years ended December 31, 2020 and 2019, we recognized gains on the extinguishment of New Markets Tax Credit (“NMTC”) loans totaling $5.3 million and $5.5 million, respectively. The gains on extinguishment in each period were the results of simultaneous repurchases of NMTC loans for nominal amounts from community development entities and extinguishments of a leveraged loan receivable in October 2020 and in July 2019, as further described in Note 6 of our Consolidated Financial Statements.

Other income, net

Other income, net for the years ended December 31, 2020 and 2019 was $0.3 million and $0.6 million, respectively. Other income, net for each period related primarily to interest income earned on leveraged loans receivable and other miscellaneous income.

Income tax expense

For the year ended December 31, 2020, we had no income tax expense/benefit. Our effective tax rate differed from the federal statutory rate of 21% due to our net loss position and maintaining a full valuation allowance.

Income tax expense was $4.1 million for the year ended December 31, 2019, at an effective tax rate of negative 35.6%, due to an increase in our valuation allowance. Our effective tax rate differed from the federal statutory rate of 21% due to our net loss position and concluding during the period that a full valuation allowance was required.

On December 31, 2020, we continued to maintain a full valuation allowance against our net deferred tax assets due to the uncertainty surrounding realization of such assets. There have been no significant changes in the estimated uncertain tax benefits recorded as of December 31, 2020.

Net loss

The net loss was $12.6 million for the year ended December 31, 2020 compared to a net loss of $19.5 million for the year ended December 31, 2019. The change from 2019 to 2020 was primarily attributable to the effect of the legal settlement of $8.0 million and income tax provision of $4.1 million recorded in 2019 offset by the increase in operating expenses in 2020 of $5.7 million as discussed in the sections above.

Liquidity and capital resources

Our primary sources of liquidity are operations, equity issuances, and debt financings. We had an accumulated deficit of $62.5 million and $49.9 million as of December 31, 2020 and 2019, respectively. As of December 31, 2020, we had $377.6 million in cash and cash equivalents and working capital of $351.9 million. As of December 31, 2019, we had $6.3 million in cash and cash equivalents and a deficit in working capital of $15.0 million. While we believe we have established an ongoing source of revenue that is sufficient to cover our ongoing operating costs, we are currently experiencing a period of significant capital expenditures resulting from the ongoing expansion and construction of our manufacturing and production facilities.

2019 Debt Financings

In March 2019, we entered into a credit agreement (“2019 Term Loan”) for a $30 million term loan maturing on October 13, 2023. Principal payments were due in quarterly payments of $375,000 beginning April 1, 2019 with the outstanding principal balance due at maturity. Annual payments of principal were also due if we generate “excess cash flow”, as defined in the agreement. The 2019 Term Loan was secured by all real and personal property of Danimer Scientific Holdings, LLC and its subsidiaries (“DSH”). The 2019 Term Loan provided for financial covenants including a maximum capital expenditures limit, leverage ratio and fixed charge coverage ratio, each of which becomes more restrictive over time.  In July 2020, we modified the 2019 Term Loan such that the applicable margin in the interest rate formula (formerly calculated as the greater of (a) 2.25% or (b) Three-month LIBOR, plus 4.5%) changed from 4.5% to a five-level tiered amount ranging from 4.5% if the consolidated senior leverage ratio, as defined in the 2019 Term Loan, is less than 1.5, to as high as 6.35% if the consolidated senior leverage ratio is greater than 2.25.  When the amendment was executed, the applicable margin was 6.35% and was to remain at 6.35% until the first day of the first full fiscal quarter after the delivery of the annual audited financial statements for the year ending December 31, 2020.  Thereafter, the applicable margin would be adjusted on a quarterly basis. On December 31, 2020, we delivered notice to lender that the 2019 Term Loan would be voluntarily prepaid in the total amount of $27.7 million (the “Prepayment Amount”) including the outstanding principal amount of $27.0 million, a prepayment fee of $0.5 million along with $0.2 million in accrued unpaid interest. The Prepayment Amount was paid on January 27, 2021, terminating the 2019 Term Loan agreement and all security interests held by the lender were released.

In March 2019, we entered into a subordinated second credit agreement (“Subordinated Term Loan”) for $10.0 million in term loans consisting of two loans in the amounts of $5.5 million and $4.5 million. The terms of the two loans are essentially the same. The term loans mature on February 13, 2024 and require monthly interest only payments, with the outstanding principal balance due at maturity. The base interest rate is the “Prime Rate” as quoted by the Wall Street Journal (adjusted each calendar quarter; 3.25% and 4.75% at December 31, 2020 and 2019, respectively) plus 2.75%. We have the option to pay up to two percent (2%) in any interest payable in any fiscal quarter by adding such interest payment to the principal balance of the related note (“PIK Interest”). During the year ended December 31, 2020, we used the PIK Interest option and an additional $0.2 million was included in the principal balance at December 31, 2020. The Subordinated Term Loan is secured by all real and personal property of DSH and its subsidiaries but is subordinated to all other existing lenders. The Subordinated Term Loan provides for financial covenants including a maximum capital expenditures limit, leverage ratio, fixed charge coverage ratio and adjusted EBITDA, certain of which become more restrictive over time. At December 31, 2020, we were in compliance with all financial covenants. In connection with the terms of the Subordinated Term Loan, the lender purchased 16,667 shares of Legacy Danimer common stock for $1.0 million. The lender had the option to require us to repurchase the shares at the original issue price at the earlier of 1) repayment in full of the outstanding balance of the loan, 2) March 14, 2025 or 3) a change in control of the Company, as defined. On December 29, 2020, as part of the Business Combination, the lender’s shares in Legacy Danimer were exchanged for our shares based on the exchange ratio established in the Merger Agreement. In March 2021, we modified the Subordinated Term Loan such that the base interest rate is annual LIBOR rate (currently 0.28% as of March 18, 2021) plus 2.00%. The amendment also provided that we are not permitted to voluntarily prepay or repay the Subordinated Term Loan until after July 1, 2022. The amendment also expanded our equity cure rights and further provided that we would not be required to comply with certain financial covenants so long as DSH has qualified cash in an amount not less than $10.0 million. In April and November 2019, we entered into financing arrangements under the NMTC program with various unrelated third-party financial institutions (individually and collectively referred to as “Investors”) in the amounts of $9.0 million and $12.0 million, respectively. Proceeds of these NMTC notes were primarily used to purchase and install new equipment at our facilities in Bainbridge, Georgia and Winchester, Kentucky. We make interest-only payments on a quarterly basis with interest calculated annually at 1.96% on the $9.0 million note and under the same terms at a rate of 1.06% on the $12.0 million note. As further described in Note 6 to our Consolidated Financial Statements, these arrangements also include a put/call feature which becomes enforceable at the end of the seven-year compliance periods whereby we may be obligated or entitled to repurchase the Investor’s interests in each of the Investment Funds for a nominal amount or fair value. We believe the Investors will exercise their put options at the end of the compliance periods for each of the transactions for nominal amounts, which would result in the extinguishment of these NMTC notes payable and a corresponding gain recognized in our Consolidated Statements of Operations.

2019 Equity Issuances

At various times during 2019, we sold 155,869 shares of Legacy Danimer Common Stock for $8.8 million, net of issuance costs.

2020 Debt Financings

In January 2020, we issued convertible notes in an aggregate principal amount of $2.3 million. The convertible notes bear interest at 8% payable monthly. The proceeds of the convertible notes were used for general corporate purposes. The convertible notes could be converted into shares of Legacy Danimer Common Stock at the option of the holder by dividing the amount of principal and accrued interest due under the note by the lesser of (i) $60 per Legacy Danimer share and (ii) the price per share at which shares of equity securities were offered in the most recent stock offering.

In April 2020, we received $1.8 million in funds under the Paycheck Protection Program (the “PPP Loan”). The PPP Loan has a two-year term and bears interest at a rate of 1.0% per annum. The PPP Loan is being used to retain employees, as well as other permitted uses under the terms and conditions of the PPP Loan program.  In connection with the Business Combination, proceeds at closing were deposited into an escrow account to fully fund repayment of this loan to the extent any portion is not forgiven. See Note 9 to Consolidated Financial Statements.

In August 2020, we issued an additional $0.4 million of convertible notes under terms similar to those discussed above; however, these notes were not issued at a discount. These notes could be converted into shares of Legacy Danimer Common Stock at the option of the holder by dividing the amount of principal and accrued interest due under the note by the lesser of (i) $63 per Legacy Danimer share and (ii) the price per share at which shares of equity securities were offered in the then most recent stock offering.

In September 2020, a convertible debt noteholder converted his note with a principal plus accrued interest balance of $0.7 million into 10,912 shares of Legacy Danimer Common Stock based on a conversion price of $60 per Legacy Danimer share as defined in the applicable debt agreement.

Immediately prior to the closing of the Business Combination, all remaining convertible noteholders converted their outstanding debt into 184,157 shares of Legacy Danimer common stock based on the terms of the conversion arrangements described above. The Legacy Danimer shares were then exchanged for 1,686,507 shares of our common stock based on the exchange ratio established in the Merger Agreement.

2020 Equity Issuances

During the year ended December 31, 2020, we sold 516,763 shares of Legacy Danimer Common Stock for $32.5 million, net of issuance costs. In addition, 184,567 Legacy Danimer employee and nonemployee stock options were exercised for aggregate proceeds of $5.5 million. In connection with the Business Combination, we realized net proceeds after transaction costs of approximately $381 million.

Cash flows for the years ended December 31, 2020 and 2019

The following table summarizes our cash flows from operating, investing and financing activities:

	Years ended December 31,
(in thousands)	2020	2019
Net cash used in operating activities	$(13,797)	$(1,673)
Net cash used in investing activities	$(38,259)	$(49,093)
Net cash provided by financing activities	$422,675	$53,498

Cash flows from operating activities

Net cash used in operating activities was $13.8 million during the year ended December 31, 2020 compared to net cash used in operating activities of $1.7 million during the comparable period for 2019. The period-to-period change was primarily attributable to changes in working capital, such as increases in our accounts receivable, inventory, prepaid expenses and other current assets, and contract liabilities, partially offset by a decrease in the net loss (after adjusting for non-cash items). In addition, accrued and other long-term liabilities increased $5.3 million in 2020 due to $6.2 million in real-estate improvements for the Kentucky Facility that were directly reimbursed by the REIT (lessor).

Cash flows from investing activities

For the year ended December 31, 2020, we used $38.3 million for the purchase of property, plant and equipment which compares to $36.6 million for the purchase of property, plant and equipment for the year ended December 31, 2019. During the year ended December 31, 2019, we invested $13.4 million in leveraged loans related to NMTC financing arrangements. Also, during the year ended December 31, 2019, we had proceeds of $0.9 million attributable to the sale of unused machinery and equipment. During 2020, we commenced a further expansion of the production capacity of our Kentucky Facility (Phase II). Through December 31, 2020, we have invested $16.6 million of the $100 million planned for the Phase II expansion project.

Cash flows from financing activities

For the year ended December 31, 2020, net cash provided by financing activities was $422.7 million which consisted of:

•	Proceeds of $32.5 million from sales of common stock, net of issuance costs

•	Proceeds from the exercise of stock options of $5.5 million

•	Proceeds of $4.5 million from long-term debt

•	Proceeds of $382.1 million from the Business Combination and PIPE offering, net of cash transaction costs

These amounts were partially offset by $1.9 million in repayments of long-term debt.

This compares to net cash provided by financing activities of $53.5 million for the year ended December 31, 2019, which consisted of:

•	Proceeds of $48.3 million from long-term debt

•	Proceeds from NMTC financing arrangements of $21.0 million

•	Proceeds of $8.8 million from the issuance of common stock, net of issuance costs

These were partially offset by the repayments of our long-term debt of $15.2 million, repurchases of common stock of $4.6 million and cash paid for debt financing costs of $4.7 million.

Off-balance sheet arrangements

As of the date of this Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement, or other contractual arrangement to which an unconsolidated entity is a party, under which we have any obligation arising under a guarantee contract, derivative instrument, or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity, or market risk support for such assets.

Currently we do not engage in off-balance sheet financing arrangements.

Emerging Growth Company Status

We are an emerging growth company (“EGC”), as defined in the JOBS Act. The JOBS Act permits companies with EGC status to take advantage of an extended transition period to comply with new or revised accounting standards, delaying the adoption of these accounting standards until they would apply to private companies. We have elected to use this extended transition period to enable us to comply with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with the new or revised accounting standards as of public company effective dates.

In addition, we intend to rely on the other exemptions and reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an EGC, we intend to rely on such exemptions, we are not required to, among other things: (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act; (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act; and (iii) disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation.

We will remain an EGC under the JOBS Act until the earliest of (i) the last day of our first fiscal year following the fifth anniversary of the closing of Live Oak’s initial public offering, (ii) the last date of our fiscal year in which we have total annual gross revenue of at least $1.07 billion, (iii) the date on which we are deemed to be a “large accelerated filer” under the rules of the SEC with at least $700.0 million of outstanding securities held by non-affiliates or (iv) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the previous three-years.

item 7a.	Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company, as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, for this reporting period and are not required to provide the information required under this item.

item 8.	financial statements and supplementary data

See financial statements included in Item 15, “Exhibits, Financial Statement Schedules,” of this Report.

item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, its principal executive officer and principal financial officer, respectively, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2020, pursuant to Exchange Act Rule 13a-15. Such disclosure controls and procedures are designed to ensure that information required to be disclosed by us is accumulated and communicated to the appropriate management on a basis that permits timely decisions regarding disclosure. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2020, were effective.

Management’s Report on Internal Control Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting (“ICFR”) or an attestation report of the Company's registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

On December 29, 2020, we completed the Business Combination pursuant to which we acquired Legacy Danimer. The Company’s management is continuing to evaluate the design of the ICFR for the Company post-Business Combination.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Danimer’s directors and executive officers and their ages as of March 29, 2021 are as follows:

Name	Age	Position
Executive Officers
Stephen E. Croskrey*	61	Chief Executive Officer, Director and Chairman of the Board
John A. Dowdy, III	48	Chief Financial Officer
Phillip Van Trump	44	Chief Science & Technology Officer
Michael Smith	52	Chief Operating Officer
Scott Tuten	45	Chief Marketing & Sustainability Officer

Non-Employee Directors
John P. Amboian(1)(3)	59	Director
Richard J. Hendrix(2)	55	Director
Christy Basco(1)	54	Director
Philip Gregory Calhoun(2)	58	Director
Gregory Hunt(1)	64	Director
Dr. Isao Noda(3)	70	Director
Stuart Pratt*(2)(3)	75	Director

*	Due to the nature of the relationship these directors have with Danimer, they are deemed to not be independent directors.

(1)	Member of the audit committee.

(2)	Member of the compensation committee.

(3)	Member of the nominating and corporate governance committee.

Executive Officers

Stephen E. Croskrey. Mr. Croskrey has served as chairman of the Board and chief executive officer of Danimer since December 2020. Prior to that, Mr. Croskrey was Legacy Danimer’s chief executive officer and a member of the board of directors of Legacy Danimer since February 2016. Mr. Croskrey is a business leader with over 30 years of experience in overseeing the strategic direction and operations of companies that manufacture and market a variety of products such as industrial fibers, and law-enforcement gear. From 1999 to 2005, Mr. Croskrey served as the president and chief executive officer of Armor Holdings Products, LLC, a major manufacturer of military, law enforcement, and personnel safety equipment. During such tenure its annual revenue increased from $45 million to over $300 million as a result of him overseeing the acquisition and integration of 13 companies and implementing associated organic growth initiatives. Mr. Croskrey has also held senior executive positions at Allied Signal and Mobil Oil. Mr. Croskrey received an MBA degree from the Kellogg School of Management at Northwestern University. He also received a Bachelor of Science degree in Engineering from the United States Military Academy at West Point where he was also commissioned as an officer in the U.S. Army and served as a company commander, attaining the rank of captain during his six years of active duty. He is well-qualified to serve on the Board due to his extensive leadership, operational and advisory background as well as his significant strategic experience in acquiring and integrating companies.

John A. Dowdy, III. Mr. Dowdy has been Danimer’s chief financial officer since December 2020, and prior to that had been Legacy Danimer’s chief financial officer since May 2014. He has significant experience in private industry and public company finance and accounting, including assisting emergent companies in the transition from privately-held to publicly-traded businesses. Prior to joining Legacy Danimer, from 2008 to 2014, Mr. Dowdy served as Vice President of Finance for international business and chief accounting officer at Yandex, one of Europe’s largest internet companies and the leading internet search provider in Russia. During his tenure as Yandex’s chief accounting officer, Mr. Dowdy played a key role in facilitating its successful $1.4 billion initial public offering in 2011. From 1997 to 2007, Mr. Dowdy was the chief accounting officer of CTC Media, assistant corporate controller for Golden Telecom and an auditor with PricewaterhouseCoopers. Mr. Dowdy is a Certified Public Accountant, licensed in the state of Georgia and holds a Bachelor of Arts degree in Accounting from the University of Georgia, having graduated summa cum laude.

Phillip Van Trump. Mr. Van Trump has been Danimer’s chief science and technology officer since December 2020, and prior to that had been Legacy Danimer’s chief technology officer since 2014. Mr. Van Trump manages research and development, product development, regulatory affairs and intellectual property for Danimer. Prior to these roles, Mr. Van Trump worked in a variety of positions within Legacy Danimer, performing bench-scale to pilot-level research as well as playing an integral role in the procurement of equipment and laboratory personnel to advance Danimer’s objectives. He holds a Bachelor of Science in molecular biology and microbiology from the University of Central Florida and an MBA from Emory University.

Michael Smith. Mr. Smith has been Danimer’s chief operating officer since December 2020 and prior to that had been Legacy Danimer’s chief operating officer since 2007. He has significant manufacturing experience, especially in implementing lean manufacturing techniques, and is integral to the continuous-process improvement of Danimer’s manufacturing operations. Prior to joining Legacy Danimer, Mr. Smith held high-level manufacturing positions at Ingersoll Rand from 1991 to 1996, Amoco from 1996 to 1998, British Petroleum from 1998 to 2004, and Propex from 2004 to 2007. He holds a Bachelor of Science degree in industrial and systems engineering from the Georgia Institute of Technology and has received extensive training in the Six Sigma Tools process controls and lean manufacturing techniques.

Scott Tuten. Mr. Tuten has been Danimer’s chief marketing and sustainability officer since December 2020 and prior to that had been Legacy Danimer’s chief marketing officer since 2006. Mr. Tuten has significant experience in the fields of international logistics, supply-chain management, transportation, inventory control, operations, sales and warehousing. Mr. Tuten joined Danimer in 2006 as vice president of operations and was quickly promoted to senior vice president of operations. In 2014, Mr. Tuten was appointed chief marketing officer to manage overall sales and marketing. He holds a BBA degree in logistics and an MBA from Georgia Southern University.

Non-Employee Directors

John P. Amboian. Mr. Amboian served as Live Oak’s Chairman from May 2020 to December 2020 and continues to serve on the Board following the completion of the Business Combination. Mr. Amboian is a business leader with over 30 years of experience in mergers and acquisitions, capital management, product development, branding and distribution for both privately held and public companies, across multiple industries. He served as Chairman and Chief Executive Officer of Nuveen Investments, Inc., or Nuveen (formerly NYSE: JNC), from 2007 to 2016. He was President of Nuveen from 1999 through 2007 after joining as its Chief Financial Officer from 1995 to 1999. During his time in leadership positions at Nuveen, Mr. Amboian participated in over 20 M&A and capital markets transactions, in addition to playing a leading role in Nuveen’s sale to an investment group led by Madison Dearborn, in 2007 and Nuveen’s sale process to TIAA (Teacher’s Insurance and Annuity Association of New York) in 2014. Mr. Amboian served on the Nuveen Mutual Funds board from 2007 through 2016 in addition to serving on Nuveen Investments’ public board from 1996 through 2007. Prior to Nuveen, Mr. Amboian was the Chief Financial Officer and Senior Vice President of Strategy of the Miller Brewing Company. He began his career in Corporate and International Finance at Kraft Foods, Inc., where he ended his tenure as Treasurer. Since 2013, Mr. Amboian has served at Madison Dearborn Partners as an industry advisor and is an Independent Director of the general partnership of Adams Street Partners, a private-markets investment firm. Additionally, Mr. Amboian is Chairman of Evanston Capital, a hedge fund alternative investment manager, and since 2017 has been a senior advisor to Estancia Capital. Since 2018, he chairs the board of North Square Investments, a boutique asset management firm. He is also on the advisory board of Cresset Capital Management, a wealth management firm. He advises several small businesses on organic and inorganic growth initiatives through JA Capital Advisors, LLC. He received both his Bachelor’s degree and his M.B.A. from the University of Chicago. He is well-qualified to serve on our board due to his extensive finance, investment and operational background.

Richard Hendrix. Mr. Hendrix served as Live Oak Chief Executive Officer and as a director on the Board from May 2020 to December 2020, and continues to serve on the Board following the completion of the Business Combination. He has significant experience in executive leadership, corporate strategy, M&A, capital markets and corporate finance for public companies. Over the course of his career, Mr. Hendrix has worked extensively with issuers and investors focused on companies in the financial services, real estate, energy, industrial, and business and consumer services sectors. He has led dozens of initial equity offerings for founder-led and Sponsor-backed companies primarily within the banking, insurance and real estate sectors. Additionally, Mr. Hendrix has considerable experience advising chief executives, boards of directors and large shareholders regarding strategy, capital structure and capital access. He has significant leadership experience in the financial industry, having served as Chief Executive Officer of FBR & Co., or FBR (formerly Nasdaq: FBRC), a capital markets firm, from 2009 to 2017, and Chairman from 2012 to 2017. Mr. Hendrix helped FBR grow into a leading bookrunner for initial common stock offerings for middle market U.S. companies. While at FBR Mr. Hendrix oversaw the growth of the company and oversaw numerous strategic transactions while in his role as Chairman and Chief Executive Officer at FBR, ultimately executing a merger with B. Riley Financial, Inc. (Nasdaq: RILY) in 2017. Following the merger, Mr. Hendrix served as director of B. Riley Financial until October 2017. Prior to his tenure as Chief Executive Officer of FBR, Mr. Hendrix served as Arlington Asset Investment Corp.’s (NYSE: AI) President and Chief Operating Officer from 2004 to 2007 and its Chief Investment Officer from 2003 to 2004. Previously, he was the President and Chief Operating Officer of FBR Asset Investment Corporation and concurrently headed the Real Estate and Diversified Industrials Investment Banking groups of FBR. Prior to FBR, Mr. Hendrix was a Managing Director in PNC Capital Markets’ investment banking group and headed PNC’s asset-backed securities business. Mr. Hendrix is a co-founder and Managing Partner of Live Oak Merchant Partners, a merchant bank providing capital and advisory services to middle market companies across several industries. Mr. Hendrix also currently serves as a Senior Advisor to Crestview Partners, a private equity firm, since 2017 and is currently the Chairman of Protect My Car, a portfolio company of Crestview Partners that provides extended auto warranty plans to consumers. Mr. Hendrix’s affiliation with Crestview Partners began with Crestview’s investment in FBR over a decade before. In the last five years, Mr. Hendrix has also been the Founder and Chief Executive Officer of RJH Management Co, a privately held investment management business. Mr. Hendrix received his B.S. in Finance from Miami University. He is well-qualified to serve on our board due to his extensive finance, investment and advisory background.

Christy Basco. Ms. Basco has been a member of the Board since December 2020, and prior to that, a member of Legacy Danimer’s board of directors from July 2020 to December 2020. Ms. Basco has served as Senior Vice President and Controller of PepsiCo Foods North America, a snack and convenient foods business that includes Frito-Lay North America (FLNA) and Quaker Foods North America. She has extensive experience in financial reporting and oversight in maintaining strong internal controls. During her tenure at PepsiCo, which commenced in January 1996, Ms. Basco has held progressively complex leadership roles, having started in FLNA’s Control organization, working across multiple functions before moving to the FLNA Finance Transformation team. Prior to joining PepsiCo, Ms. Basco was an accounting manager at American Airlines, Inc. and started her career as a public accountant with accounting firm of Arthur Andersen, LLP. Ms. Basco is a Certified Public Accountant and holds Bachelor’s and Master’s degrees in Accounting from Louisiana Tech University. She is well-qualified to serve on the Board and all of its board committees due to her extensive financial, accounting and operational background.

Philip Gregory Calhoun. Mr. Calhoun has been a member of the Board since December 2020, and prior to that, a member of Legacy Danimer’s board of directors from 2014 to December 2020, and was a director of Danimer’s Meredian, Inc. and Danimer Scientific, L.L.C. subsidiaries prior to their merger in June 2014. Mr. Calhoun is president and chief executive officer of Circle C. Farms, Inc., a commercial farm and cattle ranch located in Colquitt, Georgia, where Mr. Calhoun has worked since 1981. Mr. Calhoun also is the sole proprietor of GC Sprayer Service, Inc., a crop-dusting operation in Colquitt, Georgia. Mr. Calhoun also serves as a director of First National Bank of Decatur County located in Bainbridge, Georgia, Miller County Gin in Colquitt, Georgia and American Peanut Growers, a peanut-shelling plant in Donalsonville, Georgia. He is well-qualified to serve on the Board and all of its board committees due to his commercial and operational background.

Gregory Hunt. Mr. Hunt has been a member of the Board since December 2020, and prior to that, a member of Legacy Danimer’s board of directors from June 2019 to December 2020. Since May 2012, Mr. Hunt has been the chief financial officer and treasurer of Apollo Management, LP, the investment adviser to Apollo Investment Corp., a management investment company. From April 2010 to May 2012, he served as the Executive Vice President and chief financial officer for Yankee Candle Company. Prior to joining Yankee Candle, from 2007 to 2010, Mr. Hunt served as the Executive Vice President of Strategic and Commercial Development for Norwegian Cruise Lines. Prior to joining Norwegian Cruise Lines, Mr. Hunt served as chief financial officer and chief restructuring officer of Tweeter Home Entertainment Group, Inc. from 2006 to 2007 and the chief financial officer and co-chief executive of Syratech Corporation from 2001 to 2006. Prior to Syratech, he held several senior financial leadership positions including chief financial officer of NRT Inc., Culligan Water Technologies, Inc. and Samsonite Corporation. Mr. Hunt currently serves as a member of the board of directors of Kymera Corporation and audit committee chairman, a member of the board of directors of GoodWest Industries and co-chairman of the board of advisors for the University of Vermont School of Business. Mr. Hunt is a Certified Public Accountant and holds a Bachelor’s degree in Accounting with dual concentration in finance from the University of Vermont. He is well-qualified to serve on the Board and all of its board committees due to his financial, operational and advisory background.

Dr. Isao Noda. Dr. Noda has been a member of the Board since December 2020, and prior to that, a member of Legacy Danimer’s board of directors from 2016 to December 2020. Prior to joining Legacy Danimer, he had a distinguished career extending over three decades at Procter & Gamble and is recognized as one of the world’s leading authorities in the field of polymer science, including the field of bioplastics known as PHA. Currently, Dr. Noda is an affiliated teaching professor at the University of Delaware. Dr. Noda holds a Bachelor of Science degree in Chemical Engineering, a Master of Science in Bioengineering, a Master of Philosophy and a Ph.D. in Chemical Engineering from Columbia University. He earned a Doctorate in Science degree in Chemistry from the University of Tokyo. He is well-qualified to serve on the Board due to his education and science background as well as his expertise in the fields of polymer science and bioplastics.

Stuart W. Pratt. Mr. Pratt has been a member of the Board since December 2020, and prior to that, a member of Legacy Danimer’s board of directors May 2015 to December 2020 and its chairman of the board from January 2016 to December 2020. Since 2001, Mr. Pratt has been the president and chief executive officer of the Fort Point Real-Estate Company. He also has served as the chairman of the board of Hunneman, a commercial real estate firm in Boston, Massachusetts since 2016 and previously served as its chief executive officer. In the 1970s, he was the chief executive officer of Federal Street Equities based in Houston, Texas. Mr. Pratt currently serves on the board of overseers of Boston University and is also a trustee emeritus of Boston University where he was chairman of the Real Estate Committee and served on its Audit, Academic Affairs and Finance committees. Additionally, he also serves as a trustee and chairman of the board of the Peabody Essex Museum, a director of Maritime International Inc. based in Bedford, Massachusetts and Avrio AI based in Boston, Massachusetts. Mr. Pratt received his Bachelor of Arts from Boston University. He is well-qualified to serve on the Board and all of its board committees due to his executive leadership, operational and advisory background.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors and executive officers and any persons who own more than 10% of our capital stock to file with the SEC (and, if such security is listed on a national securities exchange, with such exchange) various reports as to ownership of such capital stock.

Based solely upon reports and representations submitted by the directors, executive officers and holders of more than 10% of our capital stock, all Forms 3, 4 and 5 showing ownership of and changes of ownership in our capital stock during the 2020 fiscal year were timely filed with the SEC, except for one late filing by John Amboian relating to one transaction.

Code of Ethics

Danimer has adopted a Code of Ethics applicable to our directors, officers and employees. The Code of Ethics is available on Danimer’s website at www.danimerscientific.com. Information contained on or accessible through Danimer’s website is not a part of this Report, and the inclusion of Danimer’s website address in this Report is an inactive textual reference only. The Board is responsible for overseeing the Code of Ethics and must approve any waivers of the Code of Ethics for employees, executive officers and directors. We expect that any amendments to the Code of Ethics, or any waivers of its requirements, will be disclosed on our website.

Audit Committee

Danimer’s audit committee consists of Gregory Hunt, Christy Basco and John P. Amboian. The Board has determined that each of the members of the audit committee satisfies the independence requirements of NYSE and Rule 10A-3 under the Exchange Act. Each member of the audit committee can read and understand fundamental financial statements in accordance with NYSE audit committee requirements. In arriving at this determination, the Board examined each audit committee member’s scope of experience and the nature of their prior and/or current employment.

Gregory Hunt serves as the chair of the audit committee. The Board has determined that Mr. Hunt qualifies as an audit committee financial expert within the meaning of SEC regulations and meets the financial sophistication requirements of the NYSE listing standards. In making this determination, the Board considered Mr. Hunt’s formal education and previous experience in financial roles. Both Danimer’s independent registered public accounting firm and management periodically will meet privately with Danimer’s audit committee.

ITEM 11.	EXECUTIVE COMPENSATION

Danimer has designed, and intends to modify as necessary or appropriate, our compensation and benefits program to attract, retain, incentivize and reward deeply talented and qualified executives who share our philosophy and desire to work towards achieving our goals. Danimer believes its compensation program should promote the success of the company and align executive incentives with the long-term interests of its shareholders. Danimer’s current executive compensation programs reflect our startup origins in that they consist primarily of salary and stock option awards. As Danimer’s needs evolve, Danimer intends to continue to evaluate and modify its philosophy and compensation programs as circumstances require or is appropriate.

This section provides an overview of Danimer’s executive compensation programs as they relate to the executive officers named below (the “named executive officers”), including a narrative description of the material factors necessary to understand the information disclosed in the summary compensation table below. Legacy Danimer’s board of directors, with input from its Chief Executive Officer, has historically determined the compensation for Danimer’s named executive officers. For the year ended December 31, 2020, Danimer’s named executive officers were:

●	Stephen E. Croskrey, Chief Executive Officer

●	John A. Dowdy, III, Chief Financial Officer

●	Phillip Van Trump, Chief Science and Technology Officer

Summary Compensation Table

The following table sets forth information concerning the compensation of the named executive officers for the year ended December 31, 2020.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Option Awards ($)(2)	All Other Compensation ($)(3)	Total ($)
Stephen E. Croskrey Chief Executive Officer	2020	424,327	3,818,945	24,662,958	24,233	28,930,463
John A. Dowdy, III Chief Financial Officer	2020	260,558	—	6,434,909	22,262	6,717,719
Phillip Van Trump Chief Science and Technology Officer	2020	260,558	—	6,434,909	28,975	6,724,442

(1)	The bonus amount for Mr. Croskrey represents a success bonus paid in January 2021 in connection with the closing of the Merger in December 2020. Mr. Croskrey is also eligible to receive a cash bonus based on 2020 EBITDAR. However, the exact amount of that annual bonus will not be calculated until the 2020 audit is completed. No bonuses for 2020 performance will be paid to Messrs. Dowdy and Van Trump.

(2)	The amounts in this column represent the aggregate grant-date fair value of awards granted to each named executive officer, computed in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 718.

(3)	All Other Compensation is comprised of Danimer matching contributions under Danimer’s 401(k) plan which is a tax-qualified defined contribution plan, car allowance or use of company car, use of company housing, and certain tuition payments. The following table summarizes “All Other Compensation” provided to the named executive officers during the year ended December 31, 2020 as follows:

●	Mr. Croskrey: annual value (on depreciation basis) of company house ($7,081); annual value (on depreciation basis) of company automobile ($5,752); and 401(k) plan match ($11,400).

●	Mr. Dowdy: car allowance ($11,384); and 401(k) match ($10,878).

●	Mr. Van Trump: certain tuition payments ($18,553); and 401(k) match ($10,422).

Narrative Disclosure to Summary Compensation Table

For 2020, the compensation program for Danimer’s named executive officers consisted of base salary and incentive compensation delivered in the form of an annual bonus and/or stock option awards.

Base Salary

Base salary for Danimer’s named executive officers has historically been set at a level that is commensurate with such executive’s duties and authorities, contributions, prior experience and sustained performance.

Cash Bonus

In 2020, pursuant to his employment agreement, Mr. Croskrey was entitled to receive a bonus equal to ten percent (10%) of Danimer’s EBITDAR (earnings before interests, taxes, depreciation, amortization and rent, stock-based compensation, certain non-recurring charges and operating leases) until such bonus amount equals his base annual salary then in effect, and five percent (5%) of any additional EBITDAR in excess thereof. Danimer provides annual bonuses to the other named executive officers based on the achievement of individual and corporate performance, as determined by Danimer’s CEO in his sole discretion. No bonuses related to 2020 performance were paid to the other named executive officers.

Legacy Danimer Stock Incentive Plans

Danimer provided stock options to the named executive officers under Legacy Danimer’s 2016 Director and Executive Officer Stock Incentive Plan and/or Legacy Danimer’s 2016 Omnibus Stock Incentive Plans (collectively, the “2016 Plans”), as determined by Legacy Danimer’s board of directors in their sole discretion. Legacy Danimer believed that such equity awards served to better align the interests of stockholders and the named executive officers and served as a strong retention tool. In September 2020, pursuant to their employment agreements, Messrs. Dowdy and Van Trump were each granted stock options to acquire 10,000 shares of Legacy Danimer common stock under the 2016 Plans. The options granted to Messrs. Dowdy and Van Trump vest annually over three years.

In connection with the Merger Agreement, each of the Legacy Danimer Options that was outstanding immediately prior to the Closing, whether vested or unvested, was converted into an option to purchase a number of shares of Common Stock on the same terms and conditions as were applicable under such Assumed Legacy Danimer Option (including applicable vesting and exercise conditions) except that (a) the number of shares of Common Stock that are subject to each such Assumed Legacy Danimer Option was determined by multiplying the number of shares Legacy Danimer Common Stock subject to the corresponding Assumed Legacy Danimer Option by a fraction (the “Award Exchange Ratio”), the numerator of which is the Closing Per Share Merger Consideration multiplied by the fair market value of the Company’s Common Stock on the Closing Date and the denominator of which is the fair market value of the Company’s Common Stock on the Closing Date (rounded down to the nearest whole share) and (b) the exercise price per share of each such Assumed Legacy Danimer Option is equal (i) the per share exercise price of the corresponding Legacy Danimer option divided by (ii) the Award Exchange Ratio (rounded up to the nearest whole cent).

2020 Stock Incentive Plan and 2020 Employee Stock Purchase Plan

At Danimer’s special meeting of stockholders held on December 28, 2020 (the “Special Meeting”), Danimer’s stockholders approved the 2020 Plan and the 2020 ESPP. The 2020 Plan and the 2020 ESPP were previously approved, subject to stockholder approval, by the Board on September 30, 2020. The 2020 Plan and the 2020 ESPP became effective immediately upon the Closing.

Benefits and Perquisites

Danimer provides benefits to its named executive officers on the same basis as provided to all of our employees, including medical, dental and vision insurance; life insurance; accidental death and dismemberment insurance; critical illness insurance; short-and long-term disability insurance; and a tax-qualified Section 401(k) plan for which Danimer matches elective deferrals of up to 4% of an employee’s eligible earnings. The named executive officers are entitled either to use of a company car or a monthly car allowance. Certain executives also receive reimbursement for tuition for graduate level degrees. Except as otherwise disclosed herein, Danimer does not maintain any other executive-specific benefit or perquisite programs.

Additionally, Danimer has agreed to provide Mr. Croskrey with, or reimburse him for, a rental home or apartment in the Bainbridge, Georgia area, with Danimer paying for rent, furnishings and incremental living expenses not exceeding $1,500.00 per month. Danimer has also agreed to gross-up Mr. Croskrey to reimburse him for any tax liability incurred in respect of such housing payments.

Potential Payments Upon Termination or Change of Control

Mr. Croskrey and Legacy Danimer entered into the Amended and Restated Employment Agreement on August 13, 2018 (the “Prior Croskrey Employment Agreement”), pursuant to which he earned a base salary of $400,000 for the fiscal year ended December 31, 2020, and was entitled to certain benefits, perquisites, and payments in connection with a change of control of Legacy Danimer. On October 3, 2020, Mr. Croskrey and Legacy Danimer entered into an amendment (the “Amendment”) to the Prior Croskrey Employment Agreement providing, among other things, that the Prior Croskrey Employment Agreement would be terminated effective upon the closing of the Business Combination. The Amendment provides that Mr. Croskrey would be entitled to receive the bonus equal to one percent (1%) of the gross purchase price paid by Live Oak for Legacy Danimer (net of Legacy Danimer’s closing costs and expenses) upon the closing of the Business Combination, as set forth in the Prior Croskrey Employment Agreement, but that Mr. Croskrey was waiving a separate severance payment to which he would have been entitled to effective upon the closing of the Business Combination under the Prior Croskrey Employment Agreement.

Agreements with Danimer’s Named Executive Officers

Employment Agreement with Stephen E. Croskrey

On October 3, 2020, Mr. Croskrey and Live Oak entered into the Employment Agreement (the “New Croskrey Employment Agreement”), which became effective upon the closing of the Business Combination. The Prior Croskrey Employment Agreement terminated upon the effectiveness of the New Croskrey Employment Agreement.

The New Croskrey Employment Agreement became effective upon the closing of the Business Combination and ends on February 1, 2024, unless earlier terminated in accordance with its terms. The New Croskrey Employment Agreement provides that Mr. Croskrey shall serve as Chief Executive Officer and Chairman of the Board of Directors of Danimer (“Board”), and provides for an annual base salary of $425,000, which shall increase by $25,000 on January 1 of each year of the term. Under the New Croskrey Employment Agreement, Mr. Croskrey is entitled to an annual bonus based upon Danimer’s earnings before interest, taxes, depreciation, amortization, rent and operating leases (“EBITDAR”) for each fiscal year, pursuant to which Mr. Croskrey will be paid an annual bonus equal to (i) 10% of Danimer’s EBITDAR until such bonus amount equals his annual base salary then in effect, plus (ii) 5% of Danimer’s EBITDAR in excess thereof. The New Croskrey Employment Agreement also provides that Mr. Croskrey will be entitled to participate in Danimer’s equity incentive plans for executives and employees and receive annual equity awards thereunder. Under the New Croskrey Employment Agreement, Mr. Croskrey is eligible to participate in employee benefit plans offered to Danimer’s executives and is entitled to use of a reasonably acceptable rental home or apartment in the area of Bainbridge, GA, as well as reimbursements for incremental living expenses of up to $1,500 per month for the periods during which he resides in such rental home on Danimer business, as well as a potential gross-up for such reimbursement.

Pursuant to the New Croskrey Employment Agreement, upon a termination of Mr. Croskrey’s employment by Danimer without cause, or a termination by Mr. Croskrey for good reason: (i) Mr. Croskrey will receive an amount in cash equal to 24 months of his annual base salary; (ii) Mr. Croskrey will receive any accrued but unpaid portion of his annual bonus; (iii) any unvested equity awards that are held by Mr. Croskrey will automatically vest and become exercisable; and (iv) in the event that Mr. Croskrey is entitled to and elects to utilize coverage under Section 4980B of the Code (“COBRA Coverage”), reimbursement for COBRA Coverage for Mr. Croskrey and his dependents for the lesser of 24 months following termination or the date that the COBRA Coverage terminates in accordance with its terms.

Employment Agreement with Other Named Executive Officers

On August 31, 2020, each of the other named executive officers entered into Amended and Restated Employment Agreements (each, an “NEO Employment Agreement”) with Legacy Danimer. Under the NEO Employment Agreement, John A. Dowdy, III will serve as Chief Financial Officer and Phillip Van Trump will serve as Chief Science and Technology Officer. Except as otherwise set forth below, each of the NEO Employment Agreement have identical terms, as summarized below.

Under the NEO Employment Agreements, each of Messrs. Dowdy and Van Trump earn a salary of $300,000 per year. Under the NEO Employment Agreements, each such named executive officer is entitled to an annual bonus under Danimer’s employee bonus plan, if any, or as otherwise approved by Danimer’s Board of Directors. The NEO Employment Agreements also provide that such named executive officers will be entitled to participate in certain of Danimer’s equity incentive plans for executives and employees and receive annual equity awards thereunder, and provides that each such named executive officer shall be granted a stock option for 10,000 shares of Legacy Danimer’s common stock, at an exercise price of $63 per share, vesting in three, approximately equal, annual instalments, beginning on September 1, 2021. These options for Legacy Danimer common stock have been converted into options to purchase shares of Common Stock. See “Legacy Danimer Stock Incentive Plans”. Under the NEO Employment Agreements, such named executive officers are eligible to participate in employee benefit programs available to similarly situated employees and are entitled to use of a Danimer-owned automobile.

Pursuant to each NEO Employment Agreement, upon a termination of such named executive officer’s employment by Danimer without cause but not in connection with a change in control of Danimer, such named executive officer will receive his annual base salary for 12 months following the date of his termination.

Pursuant to each NEO Employment Agreement, upon a termination of such named executive officer’s employment by Danimer without cause in connection with a change in control of Danimer or within 12 months following a change in control of Danimer, such named executive officer will receive his annual base salary for 24 months following the date of his termination.

Other Compensation Arrangements with Named Executive Officers

Danimer’s named executive officers also received upon closing of the Merger new grants of unvested options to purchase shares of Common Stock under Danimer’s new equity incentive plan in accordance with the terms of the Merger Agreement. Messrs. Croskrey, Dowdy and Van Trump received a number of option shares equal to 3.0%, 0.75% and 0.75%, respectively, of the number of fully-diluted shares of Common Stock (excluding certain shares underlying warrants) outstanding as of the Closing, at an exercise price equal to $24.20, which represented the greater of the fair market value at Closing and ten dollars ($10). Since fair market value at Closing exceeded ten dollars $10 per share, each of those persons became entitled to receive additional restricted shares of Common Stock in an amount equal to the difference between such fair market value and $10, multiplied by the number of options shares and divided by such fair market value. We issued such restricted shares after the end of the 2020 fiscal year on March 10, 2021.

Mr. Croskrey also received, in connection his payoff of certain indebtedness to Legacy Danimer prior to the closing of the Merger, a new option grant to purchase 1,154,616 shares of Common Stock under the 2020 Plan, which option will not be exercisable until the later to occur of February 1, 2024 or the approval by Danimer’s shareholders of an amendment to the 2020 Plan to increase the number of shares available under the plan in an amount sufficient to permit the exercise of the option. See “Certain Relationships and Related Party Transactions—Transactions with Certain Directors and Executive Officers”.

Retirement Benefits

Danimer provides a tax-qualified Section 401(k) plan for all employees, including the named executive officers. Danimer matches elective deferrals of up to 4% of an employee’s eligible earnings. Danimer does not provide to employees, including its named executive officers, any other retirement benefits, including but not limited to tax-qualified defined benefit plans, supplemental executive retirement plans and nonqualified defined contribution plans.

Executive Compensation

The Board expects to review executive compensation periodically to ensure that executive compensation remains competitive such that Danimer is able to recruit, incentivize and retain qualified executives. Following the consummation of the Business Combination, the named executive officers will be employed in accordance with the terms of the employment agreements discussed above, and Danimer intends to develop an executive compensation program that is designed to also align with the long-term interests of Danimer’s shareholders for value creation and conformance with prevailing standards of good corporate governance.

Outstanding Equity Awards at 2020 Year End

The following table presents information regarding outstanding equity awards held by Danimer’s named executive officers as of December 31, 2020.

	Option Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date
Stephen E. Croskrey	December 29, 2020	—	2,571,737	$24.20	December 29, 2030
John A. Dowdy, III	June 30, 2016	758,099	—	$3.28	June 30, 2026
	December 18, 2017	109,896	—	$3.28	December 18, 2027
	September 1, 2020	—	91,580	$6.88	September 1, 2030
	December 29, 2020	—	642,934	$24.20	December 29, 2030
Phillip Van Trump	June 30, 2016	620,729	—	$3.28	June 30, 2026
	December 18, 2017	247,266	—	$3.28	December 18, 2027
	September 1, 2020	—	91,580	$6.88	September 1, 2030
	December 29, 2020	—	642,934	$24.20	December 29, 2030

Director Compensation

In connection with the closing of the Business Combination, on December 29, 2020, we awarded our directors (other than our Chief Executive Officer and a director that is affiliated with a customer) options to purchase 50,000 shares of our Common Stock. Our board of directors is currently evaluating our director compensation policy, but intends to develop a board of directors compensation program that is designed to align compensation with Danimer’s business objectives and the creation of stockholder value, while enabling Danimer to attract, retain, incentivize and reward directors who contribute to the long-term success of Danimer. Regarding expenses, Danimer’s policy is to reimburse directors for reasonable and necessary out-of-pocket expenses incurred in connection with attending board and committee meetings or performing other services in their capacities as directors. In addition, Stuart Pratt receives fees earned pursuant to a consulting agreement.

The following table shows information regarding the compensation earned by Danimer’s directors, other than any directors who are also named executive officers, for the fiscal year ended December 31, 2020.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
John P. Amboian	—	—	471,278	—	471,278
Richard J. Hendrix	—	—	471,278	—	471,278
Christy Basco	—	—	—	—	—
Philip Gregory Calhoun	—	—	488,227	—	488,227
Gregory Hunt	—	—	535,354	—	535,354
Dr. Isao Noda	—	—	488,227	—	488,227
Stuart Pratt	23,000	—	810,185	—	833,185

Consulting Agreement of Stuart Pratt

Mr. Pratt and Legacy Danimer entered into a letter agreement on March 1, 2016 (the “Prior Pratt Consulting Agreement”), pursuant to which he earned a base salary of $18,000 for the fiscal year ended December 31, 2019 and was entitled to certain benefits and perquisites. Mr. Pratt’s salary was increased by resolution of the board of directors to $2,000 per month beginning in March 2020. On October 3, 2020, Mr. Pratt and Danimer entered into an amendment to the Prior Pratt Consulting Agreement providing, among other things, that the Prior Pratt Consulting Agreement would be terminated effective upon the closing of the Business Combination and that Mr. Pratt waived any severance payment to which he may have been entitled.

On October 3, 2020, Mr. Pratt and Danimer also entered into the Consulting Agreement (the “New Pratt Consulting Agreement”), which was effective upon the closing of the Business Combination and ends on October 3, 2023, unless earlier terminated in accordance with its terms. Under the New Pratt Consulting Agreement, Mr. Pratt is entitled to an annual base salary of $18,000. Pursuant to the New Pratt Consulting Agreement, upon the closing of the Business Combination, Mr. Pratt was also granted options to purchase 30,000 shares of our Common Stock, at an exercise price of $24.20, and was entitled to additional restricted shares of Common Stock if the fair market value of our Common Stock at the closing of the Business Combination exceeded $10 per share. Since fair market value at the closing of the Business Combination exceeded ten dollars $10 per share, Mr. Pratt became entitled to receive additional restricted shares of Common Stock in an amount equal to the difference between such fair market value and $10, multiplied by the number of options shares and divided by such fair market value. Danimer issued such restricted shares after the end of the 2020 fiscal year on March 10, 2021. The nature of Mr. Pratt’s relationship with Danimer deems him to not be independent as a director of Danimer.

Compensation Committee Interlocks And Insider Participation

During the 2020 fiscal year, with the exception of Stuart Pratt, none of the members of our Compensation Committee (i) served as an officer or employee of Danimer or its subsidiaries; (ii) was formerly an officer of Danimer or its subsidiaries; or (iii) entered into any transactions with Danimer or its subsidiaries. Mr. Pratt is a member of our Compensation Committee and the former chairman of the board of directors of Legacy Danimer and has entered into certain transactions with Legacy Danimer and Danimer. See “Certain Relationships and Related Party Transactions—Transactions with Certain Directors and Executive Officers”.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATE STOCKHOLDER MATTERS

The following table sets forth information known to the Company regarding the beneficial ownership of the Common Stock as of March 26, 2021 by:

●	each person who is known by the Company to be the beneficial owner of more than five percent (5%) of the outstanding shares of the Common Stock;

●	each current named executive officer and director of the Company; and

●	all current executive officers and directors of the Company, as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days.

The beneficial ownership percentages set forth in the table below are based on approximately 88,327,719 shares of Common Stock issued and outstanding as of March 26, 2021 and do not take into account the issuance of any shares of Common Stock upon the exercise of warrants to purchase up to approximately 16,000,000 shares of Common Stock that remain outstanding.

Unless otherwise noted in the footnotes to the following table, and subject to applicable community property laws, the persons and entities named in the table have sole voting and investment power with respect to their beneficially owned Common Stock.

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned	Percentage of Outstanding Common Stock %
Directors and Named Executive Officers:
Stephen E. Croskrey(1)	5,098,914	5.8
Stuart Pratt(2)	1,549,073	1.8
Philip Gregory Calhoun(3)	3,575,735	4.1
John A Dowdy, III(4)	1,597,926	1.8
Michael Smith(5)	1,282,828	1.4
Phillip Van Trump(6)	1,268,148	1.4
Scott Tuten(7)	1,189,970	1.3
Isao Noda(8)	446,915	*
Gregory Hunt(9)	59,579	*
Christy Basco	—	—
John P. Amboian(10)	377,503	*
Richard J. Hendrix(11)	5,257,465	6.0
Directors and Executive Officers as a Group (12 Individuals)(12)	21,704,056	23.5
Five Percent Holders:
Gary K. Wunderlich, Jr.(13)	5,025,000	5.7
Live Oak Sponsor Partners, LLC(14)	5,000,000	5.7

*	Less than 1%.

(1)	Excludes 3,726,353 shares underlying options granted in connection with the Business Combination that are not presently exercisable and not exercisable within 60 days of the date hereof.

(2)	Includes 50,000 shares underlying options that are or will become exercisable within 60 days after the date hereof. Includes 12,363 shares underlying Assumed Legacy Danimer Options that are or will become exercisable within 60 days after the date hereof. Excludes 5,952 shares underlying Assumed Legacy Danimer Options and 342,258 shares underlying options granted in connection with the Business Combination that are not presently exercisable and not exercisable within 60 days of the date hereof.

(3)	Includes 3,226,006 shares held by the Greg Calhoun DGT Family Trusts u/t/a dated September 22, 2020 GST Exempt Trust and 62,851 shares held by the Greg Calhoun DGT Family Trusts u/t/a dated September 22, 2020 GST Non-Exempt Trust, which may be deemed to be owned by Mr. Calhoun, and 50,000 shares underlying options that are or will become exercisable within 60 days after the date hereof. Excludes 5,952 shares underlying Assumed Legacy Danimer Options that are not presently exercisable and not exercisable within 60 days of the date hereof. Mr. Calhoun disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest he may have therein, directly or indirectly.

(4)	Includes 303,054 shares held by the John Adams Dowdy, III Living Trust, which shares may be deemed to be owned by Mr. Dowdy, and 917,612 shares underlying Assumed Legacy Danimer Options that are or will become exercisable within 60 days after the date hereof. Excludes 91,580 shares underlying Assumed Legacy Danimer Options and 642,934 shares underlying options granted in connection with the Business Combination that are not presently exercisable and not exercisable within 60 days after the date hereof. Mr. Dowdy disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest he may have therein, directly or indirectly.

(5)	Includes 905,569 shares underlying Assumed Legacy Danimer Options that are or will become exercisable within 60 days after the date hereof. Excludes 91,580 shares underlying Assumed Legacy Danimer Options and 642,934 shares underlying options granted in connection with the Business Combination that are not presently exercisable and not exercisable within 60 days after the date hereof.

(6)	Includes 867,995 shares underlying Assumed Legacy Danimer Options that are or will become exercisable within 60 days after the date hereof. Excludes 91,580 shares underlying Assumed Legacy Danimer Options and 642,934 shares underlying options granted in connection with the Business Combination that are not presently exercisable and not exercisable within 60 days after the date hereof.

(7)	Includes 666,519 shares underlying Assumed Legacy Danimer Options that are or will become exercisable within 60 days after the date hereof. Excludes 91,580 shares underlying Assumed Legacy Danimer Options and 642,934 shares underlying options granted in connection with the Business Combination that are not presently exercisable and not exercisable within 60 days after the date hereof.

(8)	Includes 345,989 shares underlying Assumed Legacy Danimer Options and 50,000 shares underlying options that are or will become exercisable within 60 days after the date hereof. Excludes 5,952 shares underlying Assumed Legacy Danimer Options that are not presently exercisable and not exercisable within 60 days after the date hereof.

(9)	Includes 4,579 shares underlying Assumed Legacy Danimer Options and 55,000 shares underlying options that are or will become exercisable within 60 days after the date hereof. Excludes 5,952 shares underlying Assumed Legacy Danimer Options that are not presently exercisable and not exercisable within 60 days after the date hereof.

(10)	Includes 50,000 shares underlying options that are or will become exercisable within 60 days after the date hereof. Includes (i) 218,335 warrants to purchase shares of Common Stock that are or will become exercisable within 60 days after the date hereof (“Warrants”) and are held by the John P. Amboian 2008 Living Trust and (ii) 109,168 Warrants held by Kings Trail Trust Dtd 09/19/2018. Mr. Amboian is the sole trustee of the John P. Amboian 2008 Living Trust and his spouse is the sole trustee of the Kings Trail Trust Dtd 09/19/2018 and, as such, Mr. Amboian may be deemed to beneficially own the Warrants held by those trusts. Mr. Amboian disclaims any beneficial ownership of the Warrants held by these trusts other than to the extent of any pecuniary interest he may have therein, directly or indirectly.

(11)	Includes 50,000 shares underlying options that are or will become exercisable within 60 days after the date hereof. Includes 5,000,000 shares held by Live Oak Sponsor Partners, LLC. See note (14). Mr. Hendrix disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest he may have therein, directly or indirectly.

(12)	Includes 3,870,626 shares underlying Assumed Legacy Danimer Options and 305,000 shares underlying options that are or will become exercisable within 60 days after the date hereof. Excludes 390,128 shares underlying Assumed Legacy Danimer Options and 6,640,347 shares underlying options granted in connection with the Business Combination that are not presently exercisable and not exercisable within 60 days after the date hereof.

(13)	Based on a Form 4 filed by Mr. Wunderlich on March 17, 2021. Includes 5,000,000 shares held by Live Oak Sponsor Partners, LLC. See note (14).

(14)	Live Oak Sponsor Partners, LLC (“LOAK Sponsor”) is the record holder of such shares. Each of Messrs. Hendrix and Wunderlich is one of the managing members of LOAK Sponsor, and as such, has voting and investment discretion with respect to the shares held of record by the LOAK Sponsor and may be deemed to have shared beneficial ownership of the common stock held directly by LOAK Sponsor. Each such person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly. The business address of LOAK Sponsor is 4921 William Arnold Road Memphis, TN 38117.

Securities Authorized for Issuance Under Equity Compensation Plans

For information regarding our equity compensation plans as of December 31, 2020 under which equity securities of the Company were authorized for issuance, please see the section entitled “Securities Authorized for Issuance Under Equity Compensation Plans” under Part II, Item 5 of this Report.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Certain Directors and Executive Officers

Stephen E. Croskrey, our chief executive officer and chairman, leases a house from Danimer in Brinson, Georgia for a nominal rental fee and has an option to purchase such property from Danimer, which option continues co-terminously with Mr. Croskrey’s employment as chief executive officer of Danimer.

Mr. Croskrey had acquired 483,977 shares of Legacy Danimer Common Stock upon exercise of options granted by Legacy Danimer and for which the exercise prices were paid in the form of non-recourse notes issued by Mr. Croskrey to Legacy Danimer. The aggregate amount of principal and accrued interest payable by Mr. Croskrey to Legacy Danimer in the amount of approximately $22,848,285 was paid off prior to the closing of the Business Combination (the “Croskrey Note Payoff”). In connection with the Croskrey Note Payoff, Mr. Croskrey received upon closing of the Business Combination a new option grant to purchase 1,154,616 shares of Common Stock under the 2020 Incentive Plan, which option will not be exercisable until the later to occur of February 1, 2024 or the approval by our shareholders of an amendment to the 2020 Incentive Plan to increase the number of shares available under the 2020 Incentive Plan in an amount sufficient to permit the exercise of the option.

Stuart Pratt, a director of Danimer and the former chairman of the board of directors of Legacy Danimer, had acquired 187,147 shares of Legacy Danimer common stock upon exercise of options granted by Legacy Danimer and for which the exercise prices were paid in the form of non-recourse notes issued by Mr. Pratt to Legacy Danimer. The aggregate amount of principal and accrued interest payable by Mr. Pratt to Legacy Danimer in the amount of approximately $5,923,821 was paid off prior to the closing of the Business Combination (the “Pratt Note Payoff”). In connection with the Pratt Note Payoff, Mr. Pratt received upon closing of the Business Combination a new option grant to purchase 312,258 shares of Common Stock under the 2020 Incentive Plan, which option will not be exercisable until the later to occur of February 1, 2024 or the approval by our shareholders of an amendment to the 2020 Incentive Plan to increase the number of shares available under the 2020 Incentive Plan in an amount sufficient to permit the exercise of the option.

Philip Gregory Calhoun, a director of Danimer, as part of a 2020 private placement transaction of Legacy Danimer, acquired 7,940 shares of Legacy Danimer Common Stock for a purchase price of $500,220. In 2020, Mr. Calhoun has acquired 31,935 shares of Legacy Danimer Common Stock upon exercise of options granted by Legacy Danimer in conjunction with certain debt financings for which the exercise prices were paid in cash in the aggregate amount of $658,050.

Dr. Isao Noda, a former director of Legacy Danimer, held an aggregate principal amount of $200,000 of Legacy Danimer’s 8% convertible notes, which converted into shares of Common Stock effective as of the closing of the Business Combination.

Employment and Consulting Relationships

Mr. Croskrey entered into an employment agreement with us in connection with the Business Combination, Mr. Pratt entered into a consulting agreement with us in connection with the Business Combination, and each of Messrs. Dowdy, Van Trump, Smith and Tuten entered into an employment agreement with Legacy Danimer in connection with their respective appointment. Each of Messrs. Croskrey, Pratt, Dowdy, Van Trump, Smith and Tuten has provided and continues to provide services to Danimer commensurate with his role.

Lock-Up Agreement

In connection with the closing of the Business Combination, on December 29, 2020, the Company and Messrs. Croskrey, Pratt, Dowdy, Van Trump, Smith and Tuten entered into a Lock-Up Agreement (the “Lock-Up Agreement”). The terms of the Lock-Up Agreement provide that our securities held by these individuals that were acquired pursuant to the Merger Agreement or otherwise issued pursuant to the Merger Agreement will be locked-up until the earlier of (i) one year after the closing of the Business Combination or (ii) subsequent to the closing of the Business Combination, (x) if the reported closing price of the Common Stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any twenty (20) trading days within any 30-trading day period commencing at least one hundred fifty (150) days after the closing of the Business Combination, or (y) the date on which Danimer completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of Danimer’s stockholders having the right to exchange their shares of Common Stock for cash, securities or other property.

The Company has agreed that the restrictions in the Lock-Up Agreement will not apply to (i) the delivery to the Company by Messrs. Croskrey or Pratt of the amounts of Common Stock needed to effect the Croskrey Note Payoff or Pratt Note Payoff, respectively, and (ii) the sale of Common Stock by either of Messrs. Croskrey or Pratt to satisfy their respective tax obligations in connection with the foregoing clause (i).

Indemnification Agreements

We entered into separate indemnification agreements with our directors and executive officers, including each of Messrs. Croskrey, Pratt, Calhoun, Noda, Hunt, Amboian, Hendrix, Dowdy, Van Trump, Smith and Tuten. These agreements, among other things, require us to indemnify our directors and executive officers for certain expenses, including attorneys’ fees, judgments, fines and settlement amounts incurred by a director or executive officer in any action or proceeding arising out of their services as one of Danimer’s directors or executive officers or as a director or executive officer of any other company or enterprise to which the person provides services at our request.

Sponsor Agreements

Live Oak Sponsor Partners, LLC, a Delaware limited liability company (the “Sponsor”) that is affiliated with current and former members of our board of directors, has entered certain agreements with Live Oak, our predecessor company.

Founder Shares

In June 2019, the Sponsor purchased 5,031,250 shares (the “Founder Shares”) of Live Oak’s Class B common stock for an aggregate price of $25,000. On January 14, 2020, the Sponsor contributed back to Live Oak, for no consideration, 718,750 Founder Shares. In February 2020, Live Oak effected a stock dividend for 0.333333333 shares for each Founder Share outstanding, resulting in the Sponsor holding an aggregate of 5,750,000 Founder Shares, 750,000 of which were later forfeited, resulting in 5,000,000 Founder Shares outstanding. Upon the closing of the Business Combination, each of the Founder Shares converted into a share of Common Stock on a one-for-one basis.

Private Warrants

Simultaneously with the closing of Live Oak’s initial public offering, the Sponsor purchased an aggregate of 6,000,000 warrants from Live Oak (each, a “Private Warrant”) at a price of $1.00 per Private Warrant, for an aggregate purchase price of $6,000,000. Each Private Warrant is exercisable to purchase one share of Common Stock at a price of $11.50 per share.

Registration Rights Agreement

Pursuant to a registration rights agreement entered into on May 5, 2020, the holders of the Private Warrants (and the shares of Class A common stock underlying such Private Warrants) and shares of Common Stock issued upon conversion of the Founder Shares have registration rights to require us to register a sale of any of such holders’ securities held by them. As of the date of this Registration Statement, the Sponsor holds 3 million Private Warrants and 5 million shares of Common Stock issued upon conversion of the Founder Shares.

Subscription Agreement

In connection with the execution of the Merger Agreement, Live Oak entered into Subscription Agreements with a number of subscribers, pursuant to which the subscribers agreed to purchase, and Live Oak agreed to sell to the subscribers, an aggregate of 21,000,000 shares of Live Oak Class A Common Stock, for a purchase price of $10.00 per share and an aggregate purchase price of $210,000,000, in a private placement (the “PIPE”). Live Oak ValFund Plastics Fund LLC, which was affiliated with a member of our board of directors, purchased 4,905,000 shares of Live Oak Class A Common Stock in the PIPE for a total purchase price of $49,050,000.

Related Person Transactions Policy

The Board adopted a written Related Person Transactions Policy that sets forth Danimer’s policies and procedures regarding the identification, review, consideration and oversight of “related person transactions.” For purposes of Danimer’s policy only, a “related person transaction” is a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which Danimer or any of our subsidiaries are participants involving an amount that exceeds $120,000, in which any “related person” has a material interest.

Transactions involving compensation for services provided to Danimer as an employee, consultant or director will not be considered related person transactions under this policy. A related person is any executive officer, director, nominee to become a director or a holder of more than 5% of any class of Danimer’s voting securities (including Danimer’s common stock), including any of their immediate family members and affiliates, including entities owned or controlled by such persons.

Under the policy, the related person in question or, in the case of transactions with a holder of more than 5% of any class of Danimer’s voting securities, an officer with knowledge of a proposed transaction, must present information regarding the proposed related person transaction to Danimer’s audit committee (or, where review by Danimer’s audit committee would be inappropriate, to another independent body of the Danimer Board) for review. To identify related person transactions in advance, Danimer will rely on information supplied by Danimer’s executive officers, directors and certain significant stockholders. In considering related person transactions, Danimer’s audit committee will take into account the relevant available facts and circumstances, which may include, but are not limited to:

●	the risks, costs and benefits to Danimer;

●	the impact on a director’s independence in the event the related person is a director, immediate family member of a director or an entity with which a director is affiliated;

●	the terms of the transaction;

●	the availability of other sources for comparable services or products; and

●	the terms available to or from, as the case may be, unrelated third parties.

Danimer’s audit committee will approve only those transactions that it determines are fair to us and in Danimer’s best interests.

Director Independence

The Board has determined that each of the directors on the Board other than Stephen E. Croskrey and Stuart Pratt qualify as independent directors, as defined under the listing rules of NYSE listing standards, and the Board consists of a majority of “independent directors,” as defined under the rules of the SEC and NYSE listing rules relating to director independence requirements.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

KPMG LLP (“KPMG”) is the Company’s independent registered public accounting firm.

Aggregate fees for professional services rendered for the Company by KPMG for the fiscal year ended December 31, 2020 were as follows, in thousands:

Audit Fees	$325
Audit Related Fees	43
Total	$368

Audit Fees. KPMG was engaged as our independent registered public accounting firms to audit our financial statements for the year ended December 31, 2020 and to perform services in connection with our registration statements.

Audit Related Fees. Consist of fees for assurance and related services that are reasonably related to the performance of the audit or review of the consolidated financial statements but are not reported in the prior paragraph. These fees are related to subscriptions to online accounting, educational, and public company transition matters.

Auditor Independence. The Audit Committee has considered the non-audit services provided by KPMG and determined that the provision of such services had no effect on KPMG’s independence from the Company.

Audit Committee Pre-Approval Policy and Procedures.

The Audit Committee must review and pre-approve all audit and non-audit services provided by KPMG, which was our independent registered public accounting firm as of December 31, 2020, and has adopted a Pre-Approval Policy. In conducting reviews of audit and non-audit services, the Audit Committee will determine whether the provision of such services would impair the auditor’s independence. The term of any pre-approval is twelve months from the date of pre-approval, unless the Audit Committee specifically provides for a different period. Any proposed services exceeding pre-approved fee ranges or limits must be specifically pre-approved by the Audit Committee.

Requests or applications to provide services that require pre-approval by the Audit Committee must be accompanied by a statement of the independent auditors as to whether, in the auditor’s view, the request or application is consistent with the SEC’s and the Public Company Accounting Oversight Board’s rules on auditor independence. Each pre-approval request or application must also be accompanied by documentation regarding the specific services to be provided.

The Audit Committee has not waived the pre-approval requirement for any services rendered by KPMG to the Company. All of the services provided by KPMG to the Company described above were pre-approved by the Audit Committee.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Index

1. Financial Statements

For a list of the financial statements included herein, see Index to Financial Statements on this Annual Report on Form 10-K, incorporated into this Item by reference.

2. Financial Statement Schedules

Financial statement schedules have been omitted because they are either not required, are not applicable or the information is included in the Consolidated Financial Statements or the notes thereto.

(b) Exhibits:

Exhibit No.	Description
2.1+	Agreement and Plan of Merger, dated as of October 3, 2020, by and among Live Oak, Merger Sub, Legacy Danimer, Live Oak Sponsor Partners, LLC, as representative for Live Oak for certain purposes described in the Merger Agreement, and John A. Dowdy, Jr., as representative of the shareholders of Legacy Danimer for certain purposes described in the Merger Agreement (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K (Commission File No. 001-39280) filed on October 5, 2020).

2.2	Amendment No. 1 to Agreement and Plan of Merger, dated as of October 8, 2020, by and among Live Oak, Merger Sub, Legacy Danimer, Live Oak Sponsor Partners, LLC and John A. Dowdy, Jr. (incorporated by reference to Exhibit 2.2 to Current Report on Form 8-K (Commission File No. 001-39280) filed on October 9, 2020)

2.3	Amendment No. 2 to Agreement and Plan of Merger, dated as of December 11, 2020, by and among Live Oak, Merger Sub, Legacy Danimer, Live Oak Sponsor Partners, LLC and John A. Dowdy, Jr. (incorporated by reference to Exhibit 2.3 to Current Report on Form 8-K (Commission File No. 001-39280) filed on December 14, 2020)

3.1	Fourth Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K (Commission File No. 001-39280) filed on January 5, 2021).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K (Commission File No. 001-39280) filed on January 5, 2021).

4.1	Form of Common Stock Certificate of the Company (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 (File No. 333-236800) (as amended, the “S-1”)).

4.2	Form of Warrant of the Company (incorporated by reference to Exhibit 4.3 to the S-1).

4.3	Warrant Agreement, dated May 5, 2020 by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (Commission File No. 001-39280) filed on May 11, 2020).

4.4	Form of Lock-Up Agreement by and among Live Oak Acquisition Corp. and certain stockholders of Legacy Danimer (incorporated by reference to Exhibit B attached to Exhibit 2.1 to Current Report on Form 8-K (Commission File No. 001-39280) filed on October 5, 2020).

10.1	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (Commission File No. 001-39280) filed on October 5, 2020).

10.2#	Form of Indemnification Agreement by and between the Company and its directors and officers (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K (Commission File No. 001-39280) filed on January 5, 2021).

10.3#	Danimer Scientific, Inc. 2020 Long-Term Incentive Plan (incorporated by reference to Annex C to the Proxy Statement/Prospectus on Form 424B3 (File No. 333-249691) filed on December 16, 2020 (the “424B3”)).

10.4#	Danimer Scientific, Inc. Employee Stock Purchase Plan (incorporated by reference to Annex D to the 424B3).

10.5#	Employment Agreement, by and between Live Oak Acquisition Corp. and Stephen E. Croskrey, dated October 3, 2020 (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-4 (File No. 333-249691) (as amended, the “S-4”)).

10.6#	Consulting Agreement, by and between Live Oak Acquisition Corp. and Stuart Pratt, dated October 3, 2020 (incorporated by reference to Exhibit 10.5 to the S-4).

10.7#	Amended and Restated Employment Agreement by and between Meredian Holdings Group, Inc. and John A. Dowdy, III, dated August 31, 2020 (incorporated by reference to Exhibit 10.6 to the S-4).

10.8#	Amended and Restated Employment Agreement by and between Meredian Holdings Group, Inc. and Michael Smith, dated August 31, 2020 (incorporated by reference to Exhibit 10.7 to the S-4).

10.9#	Amended and Restated Employment Agreement by and between Meredian Holdings Group, Inc. and Scott Tuten, dated August 31, 2020 (incorporated by reference to Exhibit 10.8 to the S-4).

10.10#	Amended and Restated Employment Agreement by and between Meredian Holdings Group, Inc. and Phillip Van Trump, dated August 31, 2020 (incorporated by reference to Exhibit 10.9 to the S-4).

10.11	Non-Competition and Non-Solicitation Agreement, dated October 3, 2020, by and between Live Oak Acquisition Corp. and Michael Smith (incorporated by reference to Exhibit 10.11 to the S-4)

10.12†	Non-Competition and Non-Solicitation Agreement, dated October 3, 2020, by and between Live Oak Acquisition Corp. and Scott Tuten (incorporated by reference to Exhibit 10.12 to the S-4).

10.13†	Non-Competition and Non-Solicitation Agreement, dated October 3, 2020, by and between Live Oak Acquisition Corp. and Phillip Van Trump (incorporated by reference to Exhibit 10.13 to the S-4).

10.14†	Non-Competition and Non-Solicitation Agreement, dated October 3, 2020, by and between Live Oak Acquisition Corp. and Stuart Pratt (incorporated by reference to Exhibit 10.14 to the S-4).

10.15†	Non-Competition and Non-Solicitation Agreement, dated October 3, 2020, by and between Live Oak Acquisition Corp. and Stephen E. Croskrey (incorporated by reference to Exhibit 10.15 to the S-4).

10.16†	Non-Competition and Non-Solicitation Agreement, dated October 3, 2020, by and between Live Oak Acquisition Corp. and John A. Dowdy, III (incorporated by reference to Exhibit 10.16 to the S-4).

10.17†	Loan Agreement, dated as of April 25, 2019, by and among Carver Development CDE VI, LLC, ST CDE LXII, LLC, and Danimer Scientific Manufacturing, Inc. (incorporated by reference to Exhibit 10.17 to the S-4).

10.18	QLICI Loan and Security Agreement dated as of November 7, 2019, by and between Danimer Scientific Kentucky, Inc. and AMCREF Fund 51, LLC (incorporated by reference to Exhibit 10.18 to the S-4).

10.19†	Loan and Security Agreement, dated as of March 13, 2019, among Danimer Scientific Holdings, LLC and Meredian Bioplastics, Inc., as borrowers, Meredian, Inc, Danimer Scientific, L.L.C., Danimer Bioplastics, Inc. and Danimer Scientific Kentucky, Inc., as guarantors, the lenders party thereto and Southeast Community Development Fund X, L.L.C., as administrative agent (incorporated by reference to Exhibit 10.19 to the S-4).

10.20†	Amendment No. One to Loan and Security Agreement, dated as of October 2, 2020, among Danimer Scientific Holdings, LLC and Meredian Bioplastics, Inc., as borrowers, Meredian, Inc, Danimer Scientific, L.L.C., Danimer Bioplastics, Inc. and Danimer Scientific Kentucky, Inc., as guarantors, the lenders party thereto and Southeast Community Development Fund X, L.L.C., as administrative agent (incorporated by reference to Exhibit 10.20 to the S-4).

10.21†	Amendment No. Two to Loan and Security Agreement and Consent, dated as of December 22, 2020, among Danimer Scientific Holdings, LLC and Meredian Bioplastics, Inc., as borrowers, Meredian, Inc., Danimer Scientific, L.L.C., Danimer Bioplastics, Inc., and Danimer Scientific Kentucky, Inc., as guarantors, the lenders party thereto, and Southeast Community Development Fund X, L.L.C., as administrative agent (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (Commission File No. . 001-39280) filed on March 24, 2021).

10.22

Amendment No. Three to Loan and Security Agreement and Consent, dated as of March 18, 2021, among Danimer Scientific Holdings, LLC, a Delaware limited liability company, Meredian Bioplastics, Inc., a Georgia corporation, as borrowers, Meredian, Inc., a Georgia corporation, Danimer Scientific, L.L.C., a Georgia limited liability company, Danimer Bioplastics, Inc., a Georgia corporation, and Danimer Scientific Kentucky, Inc., a Delaware corporation, as guarantors, the several entities party thereto as lenders, and Southeast Community Development Fund X, L.L.C., a Delaware limited liability company, as administrative agent (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K (Commission File No. 001-39280) filed on March 24, 2021).

10.23	Ratification by Guarantor, dated March 18, 2021, by Meredian Holdings Group, Inc., a Delaware corporation (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K (Commission File No. 001-39280) filed on March 24, 2021).

10.24†	Loan and Security Agreement, dated as of March 13, 2019, by and among Danimer Scientific Holdings, LLC, Meredian, Inc., Danimer Scientific, L.L.C., Danimer Scientific Kentucky, Inc., Meredian Bioplastics, Inc., Danimer Bioplastics, Inc., such additional borrowers party thereto, such additional guarantors party thereto, the lenders party thereto, and White Oak Global Advisors, LLC (incorporated by reference to Exhibit 10.21 to the S-4).

10.25	Consent and Modification under Loan and Security Agreement, dated as of November 5, 2019, by and among Danimer Scientific Holdings, LLC, Meredian, Inc., Danimer Scientific, L.L.C., Danimer Scientific Kentucky, Inc., Meredian Bioplastics, Inc., Danimer Bioplastics, Inc., such additional borrowers party thereto, such additional guarantors party thereto, the lenders party thereto, and White Oak Global Advisors, LLC. (incorporated by reference to Exhibit 10.22 to the S-4).

10.26	Consent and Modification under Loan and Security Agreement, dated as of December 18, 2019, by and among Danimer Scientific Holdings, LLC, Meredian, Inc., Danimer Scientific, L.L.C., Danimer Scientific Kentucky, Inc., Meredian Bioplastics, Inc., Danimer Bioplastics, Inc., such additional borrowers party thereto, such additional guarantors party thereto, the lenders party thereto, and White Oak Global Advisors, LLC. (incorporated by reference to Exhibit 10.23 to the S-4).

10.27	Consent and Modification under Loan and Security Agreement, dated as of January 23, 2020, by and among Danimer Scientific Holdings, LLC, Meredian, Inc., Danimer Scientific, L.L.C., Danimer Scientific Kentucky, Inc., Meredian Bioplastics, Inc., Danimer Bioplastics, Inc., such additional borrowers party thereto, such additional guarantors party thereto, the lenders party thereto, and White Oak Global Advisors, LLC (incorporated by reference to Exhibit 10.24 to the S-4).

10.28	Consent and Modification under Loan and Security Agreement, dated as of March 27, 2020, by and among Danimer Scientific Holdings, LLC, Meredian, Inc., Danimer Scientific, L.L.C., Danimer Scientific Kentucky, Inc., Meredian Bioplastics, Inc., Danimer Bioplastics, Inc., such additional borrowers party thereto, such additional guarantors party thereto, the lenders party thereto, and White Oak Global Advisors, LLC (incorporated by reference to Exhibit 10.25 to the S-4).

10.29	Consent and Modification under Loan and Security Agreement, dated as of May 14, 2020, by and among Danimer Scientific Holdings, LLC, Meredian, Inc., Danimer Scientific, L.L.C., Danimer Scientific Kentucky, Inc., Meredian Bioplastics, Inc., Danimer Bioplastics, Inc., such additional borrowers party thereto, such additional guarantors party thereto, the lenders party thereto, and White Oak Global Advisors, LLC (incorporated by reference to Exhibit 10.26 to the S-4).

10.30	Consent and Modification under Loan and Security Agreement, dated as of July 13, 2020, by and among Danimer Scientific Holdings, LLC, Meredian, Inc., Danimer Scientific, L.L.C., Danimer Scientific Kentucky, Inc., Meredian Bioplastics, Inc., Danimer Bioplastics, Inc., such additional borrowers party thereto, such additional guarantors party thereto, the lenders party thereto, and White Oak Global Advisors, LLC (incorporated by reference to Exhibit 10.27 to the S-4).

10.31	Termination Agreement, dated as of January 29, 2021, by and among White Oak Global Advisors, LLC, Danimer Scientific Holdings, LLC, Meredian, Inc., Meredian Bioplastics, Inc., Danimer Scientific, L.L.C., Danimer Bioplastics, Inc., Danimer Scientific Kentucky, Inc., and Meredian Holdings Group, Inc. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (Commission File No. 001-39280) filed on February 4, 2021).

10.32†	Amended and Restated Master Lease Agreement, dated May 2020, between Store Capital Acquisitions, LLC and Meredian Holdings Group, Inc. (incorporated by reference to Exhibit 10.28 to the S-4).

10.33#	Form of Stock Option Agreement under the Danimer Scientific, Inc. 2020 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.29 to Current Report on Form 8-K (Commission File No. 001-39280) filed on January 5, 2021).

10.34#	Form of Restricted Stock Agreement under the Danimer Scientific, Inc. 2020 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.30 to Current Report on Form 8-K (Commission File No. 001-39280) filed on January 5, 2021).

16.1	Letter from WithumSmith+Brown, PC to the Commission, dated January 5, 2021 (incorporated by reference to Exhibit 16.1 to Current Report on Form 8-K (Commission File No. 001-39280) filed on January 5, 2021).

16.2	Letter from Thomas Howell Ferguson P.A. to the Commission, dated January 6, 2021 (incorporated by reference to Exhibit 16.2 to Current Report on Form 8-K (Commission File No. 001-39280) filed on January 6, 2021).

21.1*	List of the Company’s subsidiaries

23.1*	Consent of Thomas Howell Ferguson P.A

23.2*	Consent of KPMG LLP

31.1*	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Financial Officer

32.1**	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Calculation Linkbase*

101.LAB	XBRL Taxonomy Label Linkbase*

101.PRE	XBRL Definition Linkbase Document*

101.DEF	XBRL Definition Linkbase Document*

*	Filed herewith.

**	Furnished herewith.

+	The schedules and exhibits to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.

#	Indicates management contract or compensatory plan or arrangement.

†	Portions of this exhibit have been omitted in accordance with Item 601 of Regulation S-K.

ITEM 16.	FORM 10-K SUMMARY

Omitted at registrant’s option.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Danimer Scientific, Inc.

Date: March 29, 2021	By:	/s/ Stephen E. Croskrey
Stephen E. Croskrey
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Person	Capacity	Date

/s/ Stephen E. Croskrey	Chief Executive Officer, Director, and Chairman of the Board
Stephen E. Croskrey	(Principal Executive Officer)	March 29, 2021

/s/ John A. Dowdy, III	Chief Financial Officer
John A. Dowdy, III	(Principal Financial and Accounting Officer)	March 29, 2021

/s/ John P. Amboian
John P. Amboian	Director	March 29, 2021

/s/ Richard J. Hendrix
Richard J. Hendrix	Director	March 29, 2021

/s/ Christy Basco
Christy Basco	Director	March 29, 2021

/s/ Philip Gregory Calhoun
Philip Gregory Calhoun	Director	March 29, 2021

/s/ Gregory Hunt
Gregory Hunt	Director	March 29, 2021

/s/ Dr. Isao Noda
Dr. Isao Noda	Director	March 29, 2021

/s/ Stuart Pratt
Stuart Pratt	Director	March 29, 2021

Danimer Scientific, Inc.

Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Danimer Scientific, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Danimer Scientific, Inc. and subsidiaries (the Company) as of December 31, 2020, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2020 and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the year ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

We have served as the Company’s auditor since 2020.

/s/ KPMG LLP

Atlanta, Georgia

March 29, 2021

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Danimer Scientific Inc., as successor to Meredian Holdings Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Danimer Scientific Inc., as successor to Meredian Holdings Group, Inc., (the Company) as of December 31, 2019, the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Thomas Howell Ferguson P.A.

We served as Meredian Holding Group, Inc.’s auditor since its incorporation in 2014 and previously served as the auditor of the predecessors of Meredian Holding Group, Inc. since 2013. We resigned as the Company’s independent registered public accounting firm in January 2021.

Tallahassee, Florida

October 15, 2020, except for the effects of the revision discussed in Note 1 to the consolidated 2020 financial statements, as to which the date is March 29, 2021

Danimer Scientific, Inc.

Consolidated Balance Sheets

	December 31,
(in thousands, except share and par value amounts)	2020	2019

Assets
Current assets
Cash and cash equivalents	$377,581	$6,261
Accounts receivable, net	6,605	4,765
Inventory	13,642	7,038
Prepaid expenses and other current assets	3,089	417
Contract assets	1,466	758
Total current assets	402,383	19,239

Property, plant and equipment, net	106,795	72,352
Intellectual property, net	1,801	2,052
Right-of-use assets	19,387	20,055
Leverage loans receivable	13,408	27,742
Restricted cash	2,316	3,017
Other assets	111	116
Total assets	$546,201	$144,573

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$10,610	$8,120
Accrued liabilities	9,220	9,724
Unearned revenue and contract liabilities	2,455	4,580
Current portion of lease liability	3,000	2,583
Current portion of long-term debt, net	25,201	9,277
Total current liabilities	50,486	34,284

Long-term lease liability, net	24,175	17,434
Long-term debt, net	31,386	73,779
Other long-term liabilities	1,250	2,500
Total liabilities	107,297	127,997

Commitments and contingencies (Note 16)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized: zero shares issued and outstanding	-	-
Common stock, $0.0001 par value; 200,000,000 shares authorized: 84,535,640 and 25,371,186 shares issued and outstanding at December 31, 2020 and 2019, respectively	8	3
Additional paid-in capital	501,399	66,503
Accumulated deficit	(62,503)	(49,930)
Total stockholders’ equity	438,904	16,576
Total liabilities and stockholders’ equity	$546,201	$144,573

The accompanying notes are an integral part of these consolidated financial statements.

Danimer Scientific, Inc.

Consolidated Statements of Operations

	Years Ended December 31,
(in thousands, except share and per share data)	2020	2019

Revenue
Products	$40,692	$26,862
Services	6,641	5,482
Total revenue	47,333	32,344
Costs and expenses:
Cost of revenue	35,876	21,237
Selling, general and administrative	19,343	16,027
Research and development	7,851	5,482
Gain on disposal of assets	(9)	(281)
Legal settlement	-	8,000
Total costs and expenses	63,061	50,465
Loss from operations	(15,728)	(18,121)

Nonoperating income (expense):
Interest expense	(2,427)	(3,475)
Gain on loan extinguishment	5,266	5,550
Interest income	347	340
Other income (expense), net	(31)	277
Loss before income taxes	(12,573)	(15,429)
Income tax expense	-	4,085
Net loss	$(12,573)	$(19,514)

Basic and diluted net loss per share (1)	$(0.43)	$(0.77)

Weighted average number of common shares used to compute basic and diluted net loss per common share (1)	29,570,658	25,335,298

(1) - Retroactively restated to give effect to reverse acquisition.

Danimer Scientific, Inc.

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
(in thousands, except share amounts)	Shares	Amount	Capital	Deficit	Equity

Balances at December 31, 2018	2,670,481	$3	$56,751	$(30,416)	$26,338
Retroactive application of recapitalization	21,785,784	-	-	-	-
Balances at December 31, 2018, after effect of reverse acquisition (Note 3)	24,456,265	$3	$56,751	$(30,416)	$26,338

Stock-based compensation	-	-	5,271	-	5,271
Issuance of common stock, net of issuance costs (1)	1,427,448	-	8,752	-	8,752
Beneficial conversion feature on convertible notes	-	-	331	-	331
Repurchase and retirement of common stock (1)	(512,527)	-	(4,602)	-	(4,602)
Net loss	-	-	-	(19,514)	(19,514)
Balances at December 31, 2019	25,371,186	$3	$66,503	$(49,930)	$16,576

Stock-based compensation	-	-	3,645	-	3,645
Issuance of common stock, net of issuance costs (1)	4,732,516	1	32,517	-	32,518
Conversion of debt to common stock (1)	99,932	-	655	-	655
Exercises of stock options (1)	1,690,268	-	5,540	-	5,540
Beneficial conversion feature on convertible notes	-	-	93	-	93
Convertible debt converted at date of reverse acquisition (1)	1,686,507	-	11,068	-	11,068
Recapitalization proceeds from sale of common stock, net of transaction costs of $22,844	24,998,000	2	171,380	-	171,382
Sale of common shares to private investors	21,000,000	2	209,998	-	210,000
Exercise of executive stock options (1)	4,957,231	-	-	-	-
Net loss	-	-	-	(12,573)	(12, 573)
Balances at December 31, 2020	84,535,640	$8	$501,399	$(62,503)	$438,904

(1) - Retroactively restated to give effect to reverse acquisition.

The accompanying notes are an integral part of these consolidated financial statements.

Danimer Scientific, Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31,
(in thousands)	2020	2019

Cash flows from operating activities
Net loss	$(12,573)	$(19,514)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	4,609	3,507
Amortization of right-of-use assets and lease liability	514	562
Amortization of debt issuance costs and debt discounts	1,655	1,511
Stock-based compensation	3,645	5,271
Deferred income taxes	-	4,137
Gain on loan extinguishment	(5,266)	(5,550)
Gain on disposal of fixed assets	(9)	(281)
Interest incurred but not paid	809	-

Changes in operating assets and liabilities:
Accounts receivable	(1,600)	2,195
Inventories	(6,604)	(2,993)
Prepaid expenses and other current assets	(2,392)	(263)
Contract assets	(708)	(757)
Other assets	5	(73)
Accounts payable	993	3,635
Accrued and other long-term liabilities	5,250	7,360
Unearned revenue and contract liabilities	(2,125)	(420)
Net cash used in operating activities	(13,797)	(1,673)

Cash flows from investing activities
Purchases of property, plant and equipment	(38,268)	(36,560)
Investment in leverage loans receivable related to NMTC financing	-	(13,408)
Proceeds from sales of property, plant and equipment	9	875
Net cash used in investing activities	(38,259)	(49,093)

Cash flows from financing activities
Proceeds from Business Combination and PIPE offering	403,702	-
Transaction costs related to Business Combination and PIPE offering	(21,556)	-
Proceeds from long-term debt	4,547	48,251
Proceeds from NMTC financing	-	21,000
Principal payments on long-term debt	(1,941)	(15,222)
Proceeds from issuance of common stock, net of issuance costs	32,518	8,752
Proceeds from exercise of stock options	5,540	-
Repurchase and retirement of common stock	-	(4,602)
Cash paid for debt issuance costs	(135)	(4,681)
Net cash provided by financing activities	422,675	53,498
Net increase in cash and cash equivalents and restricted cash	370,619	2,732

Cash and cash equivalents and restricted cash
Beginning of year	9,278	6,546
End of year	$379,897	$9,278

Supplemental cash flow information
Cash paid for interest, net of interest capitalized	$1,450	$1,964
Cash paid for income taxes	24	-

Supplemental schedule of noncash transactions
Changes in accounts payable and accrued expenses for capital additions to property, plant and equipment	$533	$6,318
Extinguishment of NMTC leverage loan receivable	14,334	20,478
Extinguishment of NMTC debt	20,000	26,069
Conversion of convertible debt to common stock	11,723	-
Transaction costs in accounts payable and accrued expenses	1,288	-
Accounts payable settled directly by landlord	1,082	-
Net assets acquired from Live Oak in Business Combination	524	-

The accompanying notes are an integral part of these consolidated financial statements.

Danimer Scientific, Inc.

Notes to Consolidated Financial Statements
December 31, 2020 and 2019

1.	Description of Business and Basis of Presentation

Description of Business

Danimer Scientific, Inc. (“Danimer”) together with its subsidiaries (collectively referred to as the “Company”) is a performance polymer company specializing in bioplastic replacements for traditional petroleum-based plastics.

The Company (formerly Live Oak Acquisition Corp. (“Live Oak”)), was originally incorporated in the State of Delaware on May 24, 2019 as a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, recapitalization, reorganization, or similar business combination with one or more businesses. Live Oak completed its initial public offering in May 2020. On December 29, 2020 (the “Closing Date”), Live Oak consummated a business combination (the “Business Combination”) pursuant to an Agreement and Plan of Merger, dated as of October 3, 2020, (as amended by Amendment No. 1, dated as of October 8, 2020, and Amendment No. 2, dated as of December 11, 2020, (collectively the “Merger Agreement”), by and among Live Oak, Green Merger Corp., (“Merger Sub.”) and Meredian Holdings Group, Inc. (“MHG” or “Legacy Danimer”). Immediately upon consummation of the Business Combination, Merger Sub. merged with and into Legacy Danimer, with Legacy Danimer surviving the merger as a wholly owned subsidiary of Live Oak. In connection with the Business Combination, Live Oak changed its name to Danimer Scientific, Inc.

The Company’s common stock and public warrants are listed on the New York Stock Exchange under the symbols “DNMR” and “DNMR WS”, respectively. Unless the context otherwise requires, “we”, “us”, “our”, “Danimer”, “Danimer Scientific”, and the “Company” refer to Danimer Scientific, Inc., the combined company and its subsidiaries following the Business Combination. Refer to Note 3 for further discussion of the Business Combination.

Basis of Presentation

The Business Combination was accounted for as a reverse recapitalization because Legacy Danimer was determined to be the accounting acquirer. The determination is primarily based on the evaluation of the following facts and circumstances:

●	the equity holders of Legacy Danimer have a plurality of the voting interest in the Company;

●	the board of directors of Legacy Danimer represent a majority of the board of directors of the Company;

●	the senior management of Legacy Danimer became the senior management of the Company; and

●	the operations of Legacy Danimer comprise the ongoing operations of the Company.

In connection with the Business Combination, the outstanding capital stock of Legacy Danimer was converted into common stock of the Live Oak, par value $0.0001 per share, representing a recapitalization, and the net assets of the Company were acquired at historical cost, with no goodwill or intangible assets recorded. Legacy Danimer was deemed to be the predecessor of the Company, and the consolidated assets and liabilities and results of operations prior to the Closing Date are those of Legacy Danimer. The shares and corresponding capital amounts and net loss per share available to common stockholders, prior to the Business Combination, have been retroactively restated to reflect the exchange ratio established in the Merger Agreement as of the earliest period presented. Please refer to Note 3 for additional discussion of the Business Combination consideration and related equity transactions.

Danimer Scientific, Inc.

Notes to Consolidated Financial Statements
December 31, 2020 and 2019

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and consolidate all assets and liabilities of the Company and its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated.

We do not have any items of other comprehensive income (loss), accordingly, there is no difference between net loss and comprehensive (loss) income for the years ended December 31, 2020 and 2019, so a separate Statement of Comprehensive Income (Loss) that would otherwise be required under Accounting Standards Update (“ASU”) 2011-05, Presentation of Comprehensive Income, is not presented.

Immaterial Corrections to Prior Periods

We have identified immaterial corrections to prior periods related to certain asset impairments that originated in a prior period not presented herein. We evaluated the effects of these corrections on our previously-issued Consolidated Financial Statements, individually and in the aggregate, in accordance with the guidance in ASC Topic 250, Accounting Changes and Error Corrections, ASC Topic 250-10-S99-1, Assessing Materiality, and ASC Topic 250-10-S99-2, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, and concluded that no prior period is materially misstated. Accordingly, we have revised our Consolidated Financial Statements for the prior periods presented herein. The revision reduced property, plant and equipment, net and increased accumulated deficit by $850 thousand and decreased our deferred tax liability and increased our deferred tax asset valuation allowance by $216 thousand as of December 31, 2018. A second revision increased deferred tax assets and deferred tax liabilities by $5.1 million as of December 31, 2019.

A summary of the effect of the correction on the Consolidated Balance Sheet is as follows:

	December 31, 2019 Balance Sheet
(in thousands)	As reported	Correction	As Revised
Assets
Property, plant and equipment, net	$73,202	$(850)	$72,352
Deferred income tax asset, gross	16,704	5,098	21,802
Deferred income tax liability	(467)	(4,882)	(5,349)
Deferred income tax asset valuation allowance	(16,237)	(216)	(16,453)
Net impact on deferred income taxes	-	-	-
Total assets	145,423	(850)	144,573

Stockholders’ Equity
Accumulated deficit	(49,080)	(850)	(49,930)
Total stockholders’ equity	17,426	(850)	16,576
Total liabilities and stockholders’ equity	145,423	(850)	144,573

There were no changes to the previously reported Consolidated Statement of Operations or Consolidated Statement of Cash Flows for the year ended December 31, 2019.

COVID-19

In late 2019, a novel strain of coronavirus was reported in Wuhan, Hubei, China. In March 2020, the World Health Organization determined the resulting outbreak of COVID-19, the disease caused by this novel coronavirus, to be a pandemic. The pandemic is disrupting supply chains worldwide as national and local governments implement measures intended to slow the spread of COVID-19, with production and sales across a range of industries impacted in different ways. The extent of future impacts of COVID-19 on our operations and our financial performance will depend on developments outside of our control, including the duration and spread of the outbreak; its impact on customers, employees, and vendors; and broader economic conditions, all of which remain uncertain and cannot be predicted at this time.

During the year ended December 31, 2020, the President of the United States signed and enacted into law the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) and the Consolidated Appropriations Act, 2021 (“CAA”). Among other provisions, the CARES Act and the CAA provide relief to U.S. federal corporate taxpayers through temporary adjustments to net operating loss rules, changes to limitations on interest expense deductibility, and the acceleration of available refunds for minimum tax credit carryforwards. The CARES Act and the CAA did not have a material effect on our Consolidated Financial Statements.

Danimer Scientific, Inc.

Notes to Consolidated Financial Statements
December 31, 2020 and 2019

In April 2020, we received a loan in the amount of approximately $1.8 million pursuant to the Paycheck Protection Program (“PPP”) established by the CARES Act. Under terms of the PPP, certain amounts of the loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. In connection with the Business Combination, we deposited a portion of the closing proceeds into an escrow account to fully fund repayment of this loan to the extent any portion is not forgiven (See Note 9).

Emerging Growth Company

At December 31, 2020, we qualified as an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and we have taken and may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have opted to take advantage of such extended transition period available to emerging growth companies which means that when a standard is issued or revised and it has different application dates for public or private companies, we can adopt the new or revised standard at the time private companies adopt the new or revised standard.

2.	Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Segments

Our chief operating decision maker (“CODM”) is the Chief Executive Officer. The CODM reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. We have one primary business activity and there are no segment managers who are held accountable for operating results at a level below the consolidated unit level. Accordingly, we have determined that we have one operating and reportable segment.

Danimer Scientific, Inc.

Notes to Consolidated Financial Statements
December 31, 2020 and 2019

Revenue by geographic areas is based on the location of the customer. Long-lived assets held outside the United States are immaterial. The following is a summary of revenue information by major geographic area:

	Year Ended December 31,
(in thousands)	2020	2019
Domestic	$24,964	$16,987
Germany	12,157	6,696
Belgium	4,916	4,152
Switzerland	4,423	4,000
All other countries	873	509
Total revenue	$47,333	$32,344

Cash and Cash Equivalents and Restricted Cash

We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents include cash or deposits with financial institutions and deposits in highly liquid money market securities. Deposits with financial institutions are insured by the Federal Deposit Insurance Corporation up to $250,000. Bank deposits at times may exceed federally insured limits.

At December 31, 2020, amounts included in restricted cash were $1.8 million paid into an escrow account in connection with the Business Combination to fund repayment, if required, of the PPP loan (see Note 9) and $0.5 million related to amounts required under New Markets Tax Credit (“NMTC”) debt agreements with various lenders. These amounts are classified as long-term as the restrictions will lapse when the related debt instruments are extinguished.

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows.

	December 31,
(in thousands)	2020	2019

Cash and cash equivalents	$377,581	$6,261
Restricted cash	2,316	3,017
Total cash and cash equivalents and restricted cash	$379,897	$9,278

Accounts Receivable

We record accounts receivable at the stated amount of the transactions with our customers and we do not charge interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses associated with our accounts receivable. We determine the allowance based on historical writeoff experience. Past-due balances are reviewed individually for collectibility. We charge off account balances against the allowance after we have exhausted all means of collection and we consider the potential for recovery to be remote. At December 31, 2020 and 2019, the allowance for doubtful accounts was not material.

Danimer Scientific, Inc.

Notes to Consolidated Financial Statements
December 31, 2020 and 2019

Concentration of Risk

Our accounts receivable at December 31, 2020 are concentrated with respect to five customers. Combined, these five customers collectively represent approximately 80% of total accounts receivable reflected in the accompanying Consolidated Balance Sheets as of December 31, 2020. Our accounts receivable at December 31, 2019 are concentrated with respect to three customers. These three customers collectively represent approximately 57% of total accounts receivable in the accompanying Consolidated Balance Sheet as of December 31, 2019.

For the year ended December 31, 2020, we had three customers that each individually accounted for more than 10% of revenue, representing 58% of total revenue. For the year ended December 31, 2019, four customers each individually accounted for more than 10% of revenue, representing 65% of total revenue.

Fair Value of Financial Instruments

Fair value is defined as the price we would receive to sell an asset in a timely transaction or pay to transfer a liability in a timely transaction with an independent buyer in the principal market, or in the absence of a principal market, the most advantageous market for the investment or liability. A framework is used for measuring fair value utilizing a three-tier hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).

The three levels of the fair value hierarchy are as follows:

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical assets and liabilities;

Level 2	Observable inputs other than quoted prices in active markets, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data;

Level 3	Unobservable inputs reflecting management’s assumptions, consistent with reasonably available assumptions made by other market participants. These valuations require significant judgment.

The carrying amounts of our cash and cash equivalents and restricted cash were measured using quoted market prices in active markets and represent Level 1 investments. Our other financial instruments such as accounts receivable, accounts payable and accrued expenses, approximate their fair values due to their short maturities. The carrying value of our long-term debt instruments also approximates fair value due to their floating interest rates and/or short-term maturities (see Note 9).

Inventories

Inventories primarily consist of raw materials and finished products and are valued at the lower of cost or net realizable value. We determine cost using the average cost method. We review the carrying value of inventory on a periodic basis for excess or obsolete items based on historical turnover and assumptions about future product demand, and by analyzing the current selling price for purposes of accounting for inventory at the lower of cost or net realizable value. If we determine the quantities exceed the estimated forecast, that an item is obsolete, or the expected net realizable value upon sale is lower than the currently recorded cost, we record a write-down, charged to cost of revenue, to reduce the value of the inventory to its net realizable value and establish a new cost basis.

Danimer Scientific, Inc.

Notes to Consolidated Financial Statements
December 31, 2020 and 2019

Property, Plant and Equipment

Property, plant and equipment are stated at cost, net of accumulated depreciation and amortization. Property, plant and equipment are depreciated using the straight-line method over the estimated useful lives of the assets, which range from three to forty years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the related lease term of twenty years. Major property additions, replacements, and improvements that extend useful life are capitalized, while maintenance and repairs which do not extend the useful lives of the assets are expensed. Net gains or losses on equipment sales and other property dispositions are reflected in the Consolidated Statements of Operations as operating income or expense.

Intellectual Property

Intellectual property represents patents initially measured at cost. The majority of the patents were purchased from another commercial corporation. Patent costs are amortized on a straight-line basis over the estimated remaining useful lives at acquisition of the applicable patents which range from 13 to 16 years. At both December 31, 2020 and 2019, the gross carrying value of intellectual property subject to amortization was approximately $7.8 million. Accumulated amortization was approximately $6.5 and $6.0 million at December 31, 2020 and 2019, respectively. Amortization expense was $0.5 million for each of the years ended December 31, 2020 and 2019 and is included in research and development costs in the Consolidated Statements of Operations. At December 31, 2020 and 2019, the intellectual property balance also includes $0.5 and $0.2 million, respectively, of costs deferred pending resolution of patent acceptance.

We expect amortization expense to be approximately $0.5 million for each of the years ending December 31, 2021 and 2022 and $0.3 million for the year ending December 31, 2023.

Impairment of Long-Lived Assets

We evaluate long-lived assets, including property, plant and equipment and finite-lived intangibles, for impairment if events and circumstances indicate that the carrying amount of the assets may not be recoverable. If we determine that the carrying value of a long-lived asset may not be recoverable, we determine recoverability by comparing the carrying amount of the asset to the net future undiscounted cash flows that we expect the asset to generate. If the asset’s carrying value exceeds undiscounted cash flows, we recognize an impairment charge equal to the amount by which the carrying amount exceeds the fair market value of the asset. There were no impairments recognized during the years ended December 31, 2020 and 2019.

Debt Financing Costs

Debt financing costs related to long-term debt are reported as a direct deduction from that debt. Debt financing costs are amortized using the straight-line method which approximates the effective interest rate method over the term of the related debt. Amortization of debt financing costs is included in interest expense in the Consolidated Statements of Operations and was $1.0 and $1.3 million, respectively, for the years ended December 31, 2020 and 2019.

Danimer Scientific, Inc.

Notes to Consolidated Financial Statements
December 31, 2020 and 2019

Revenue Recognition

We recognize revenue from product sales and services in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments. Under ASC 606, we recognize revenue when our customer obtains control of promised goods or services, in an amount that reflects the consideration that we expect to receive in exchange for those goods or services. To assess and determine when and how to recognize revenue, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer to the customer. At contract inception, once we determine that the contract is within the scope of ASC 606, we assess the goods or services promised within each contract and determine which are performance obligations and assess whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

We derive our revenues primarily from: 1) product sales of developed compostable resins based on polyactic acid (“PLA”), polyhydroxyalkanoates (“PHA”), and other renewable materials; and 2) research and development (“R&D”) services related to developing customized formulations of biodegradable resins based on PHA.

We generally produce and sell finished products, for which we recognize revenue upon shipment, which is typically when control of the underlying product is transferred to the customer and all other revenue recognition criteria have been met. Due to the highly specialized nature of our products, returns are infrequent, and therefore we do not estimate amounts for sales returns and allowances. We offer a standard quality assurance warranty related to the fitness of our finished goods. There are no forms of variable consideration such as discounts, rebates, or volume discounts that we estimate to reduce our transaction price.

R&D service revenues generally involve milestone-based contracts under which we work with a customer to develop a PHA-based specific solution designed to the customer’s specifications, which may involve a single or multiple performance obligations. When an R&D contract has multiple performance obligations, we allocate the transaction price to the performance obligations utilizing a cost-plus approach to estimate the stand-alone selling price, which contemplates the level of effort to satisfy the performance obligations, and then allocate the transaction price to each of the performance obligations based on the relative percentage of the stand-alone selling price. We recognize revenue for these R&D services over time with progress measured utilizing an input method based on personnel costs incurred to date as a percentage of total estimated personnel costs for each performance obligation identified within the contract. Upon completion of the R&D services, the customers have an option to enter into long-term supply agreements with us for the product(s) that were developed within the respective contracts. We concluded these customer options were marketing offers, not separate performance obligations, since the options did not provide a material right to any of our customers.

We incur certain fulfillment costs that meet the criteria for capitalization in accordance with ASC 340. These costs are amortized to cost of revenue on a per pound basis as products are sold. For the year ended December 31, 2020, we charged $0.2 million of fulfillment costs to cost of revenue. At December 31, 2020 and 2019, we had $1.5 and $0.8 million, respectively, of contract assets recorded related to these fulfillment costs.

Danimer Scientific, Inc.

Notes to Consolidated Financial Statements
December 31, 2020 and 2019

We recognize a contract liability if we receive consideration (or have the conditional right to receive consideration) in advance of performance, which only occurs with our R&D services contracts. At the inception of our R&D services contracts, customers generally pay consideration at the commencement of the agreement and at milestones as outlined in the contracts. The following table shows the significant changes in the contract liability balance for the years ended December 31, 2020 and 2019:

	December 31,
(in thousands)	2020	2019

Beginning balance	$4,580	$5,000
Revenue recognized	(4,405)	(760)
Unearned consideration received	2,280	340
Ending balance	$2,455	$4,580

Our accounts receivable generally have net 30 to net 60-day payment terms and we usually receive consideration in accordance with the payment terms of the contract. Accordingly, we do not provide customers significant financing as defined in ASC 606. As of December 31, 2020 and 2019, accounts receivable related to sales were $6.3 and $4.5 million, respectively.

We evaluate financial performance and make resource allocation decisions based upon the results of our single operating and reportable segment; however, we believe revenues by our primary revenue streams best depicts how the nature, amount, timing and certainty of our net sales and cash flows are affected by economic factors.

	Years Ended December 31,
(in thousands)	2020	2019

Products	$40,692	$26,862
Services	6,641	5,482
Total revenue	$47,333	$32,344

Cost of Revenue

Direct costs of production and delivery (including raw materials, inbound and outbound freight, production and warehouse salaries and stock-based compensation, plant utilities, plant rent, depreciation, and other production-related expenditures) are charged to cost of revenue in the same period as the related revenue is recognized. Other direct incremental third-party costs related to our R&D contracts are charged to cost of revenue.

Stock-Based Compensation

Awards to employees have been granted with both service-based only and market-based and service-based conditions that affect vesting. Service-based only awards have graded vesting features, usually over three-year periods. Expense associated with service-based only condition awards with graded vesting features is recognized on a straight-line basis over the requisite service period. Expense associated with market-based and service-based vesting conditions is recognized on a straight-line basis over the longest of the explicit, implicit or derived service period term of the award. Stock-based compensation expense is recorded in the Consolidated Statements of Operations as follows:

	Years Ended December 31,
(in thousands)	2020	2019
Cost of revenue	$126	$76
Selling, general and administrative	3,313	5,036
Research and development	206	159
Total stock-based compensation	$3,645	$5,271

Danimer Scientific, Inc.

Notes to Consolidated Financial Statements
December 31, 2020 and 2019

Stock-based compensation awards have a contractual life that ranges from less than one year to ten years and are recognized in the Consolidated Financial Statements based on their grant date fair value. We estimate the fair value of each stock option award using an appropriate valuation method. We use a Black-Scholes option pricing model to value our service-based only option awards and a Monte Carlo simulation to value our market-based and service-based option awards. We use the resulting fair values for financial reporting purposes.

We estimate forfeitures and record compensation expense based on this estimate over the vesting periods of our equity compensation awards. If actual pre-vesting forfeitures differ from our estimated forfeitures, we record a true-up to ensure that expense is fully recognized for awards that have vested.

Advertising Costs

We charge advertising costs to selling, general and administrative expense as incurred. Advertising costs were not material for the years ended December 31, 2020 and 2019, respectively, and are included as a component of selling, general and administrative expenses in the Consolidated Statements of Operations.

Research and Development Costs

We charge research and development costs to expense as incurred. Research and development costs include salaries, depreciation, stock-based compensation, consulting and other external fees, and facility costs directly attributable to research and development activities and were $7.9 and $5.5 million for the years ended December 31, 2020 and 2019, respectively.

Income Taxes

We are taxed as a corporation and as such use the asset and liability method of accounting for income taxes. We file consolidated income tax returns that include our subsidiary legal entities.

Under the asset and liability method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. This method also requires the recognition of future tax benefits such as net operating loss carryforwards to the extent that realization of such benefits is more likely than not.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date.

In the ordinary course of business, there may be transactions for which the ultimate tax outcome is uncertain. We assess uncertain tax positions in each of the tax jurisdictions in which we operate and account for the related financial statement implications. Unrecognized tax benefits are reported using the two-step approach, under which tax effects of a position are recognized only if it is more likely than not to be sustained and the amount of the tax benefit recognized is equal to the largest tax benefit that is greater than fifty percent likely of being realized upon ultimate settlement of the tax position.

Danimer Scientific, Inc.

Notes to Consolidated Financial Statements
December 31, 2020 and 2019

Determining the appropriate level of unrecognized tax benefits requires us to exercise judgment regarding the uncertain application of tax law. We would adjust the amount of unrecognized tax benefits when information became available or when an event occurred indicating a change would be appropriate. We would include interest and penalties related to any uncertain tax positions as part of income tax expense. We did not have any material uncertain tax positions or related interest or penalties for the years ended December 31, 2020 or 2019.

Leases

Operating leases are included in right of use assets and lease liabilities on the Consolidated Balance Sheets. The right of use assets and lease liabilities are recognized as the present value of the future lease payments over the lease term at commencement date, adjusted for lease incentives, prepaid or accrued rent, and unamortized initial direct costs, as applicable. Since most of the leases do not provide a readily determinable rate implicit in the lease, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. Our incremental borrowing rate for a lease is the rate of interest we would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. Our lease terms may include options to extend or terminate the lease, typically at our own discretion. We evaluate the renewal options at commencement and if they are reasonably certain of exercise, we include the renewal period in the lease term.

Lease costs associated with operating leases consist of both fixed and variable components. Expense related to fixed lease payments are recognized on a straight-line basis over the lease term. Variable payments, such as insurance and property taxes, are recorded as incurred and are not included in the initial lease liability. Lease costs are recorded in cost of revenue, research and development, and selling, general and administrative expenses based on the underlying use of the right of use assets.

Net (Loss) Earnings per Share

We compute basic net loss per share by dividing net loss by the weighted-average number of common shares outstanding during the period. In accordance with the Amended and Restated Certificate of Incorporation and as a result of the Business Combination and reverse acquisition, we have retrospectively adjusted the weighted average shares outstanding prior to December 29, 2020 to give effect to the exchange ratio used to determine the number of shares of common stock into which Legacy Danimer common stock converted.

We compute diluted loss per share by dividing net loss by the weighted-average number of common shares outstanding during the period, including potentially dilutive ordinary shares from option exercises, employee share awards, and other dilutive instruments that have been issued. For periods where we have presented a net loss, such securities are excluded from the computation of diluted net loss per share as they would be anti-dilutive.

We excluded 13,332,661 and 6,812,762, respectively, of potentially dilutive shares from the computation of earnings per share for 2020 and 2019 as their effect would be anti-dilutive.

Recently Adopted Accounting Pronouncements

Stock-Based Compensation — In November 2019, the FASB issued ASU 2019-08, Stock Compensation (“Topic 718”) and Revenue from Contracts with Customers (“Topic 606”). ASU 2019-08 requires that an entity measure and classify share-based payment awards granted to a customer by applying the guidance in Topic 718. The amount recorded as a reduction of the transaction price is required to be measured on the basis of the grant-date fair value of the share-based payment award in accordance with Topic 718. The amendments in this update are effective for all entities for fiscal years beginning after December 15, 2019. There was no material impact on our Consolidated Financial Statements as a result of adopting this guidance.

Danimer Scientific, Inc.

Notes to Consolidated Financial Statements
December 31, 2020 and 2019

Stock-Based Compensation — In June 2018, the FASB issued ASU 2018-07, Improvements to Non-employee Share-Based Payment Accounting. ASU 2018-07 expands the scope of Topic 718, Compensation-Stock Compensation, to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. ASU 2018-07 supersedes Subtopic 505-50, Equity-Equity-Based Payments to Non-Employees. The amendments in this update are effective for all entities for fiscal years beginning after December 15, 2019. There was no material impact on our Consolidated Financial Statements as a result of adopting this guidance.

Recently Issued Accounting Pronouncements

Financial Instruments - Credit Losses — In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (“ASU 2016-13”). ASU 2016-13 requires entities to report “expected” credit losses on financial instruments and other commitments to extend credit rather than the current “incurred loss” model. These expected credit losses for financial assets held at the reporting date are to be based on historical experience, current conditions, and reasonable and supportable forecasts. This ASU will also require enhanced disclosures relating to significant estimates and judgments used in estimating credit losses, as well as the credit quality. ASU 2016-13 is effective for annual reporting periods beginning after December 15, 2022. We are currently evaluating the impact that this standard will have on the Consolidated Financial Statements.

Accounting for Income Taxes — In December 2019, the FASB issued ASU 2019-12, Income Taxes (“Topic 740”), to simplify the accounting for income taxes. The new guidance changes various subtopics of accounting for income taxes including, but not limited to, accounting for “hybrid” tax regimes, tax basis step-up in goodwill obtained in a transaction that is not a business combination, intraperiod tax allocation exception to incremental approach, ownership changes in investments, interim-period accounting for enacted changes in tax law, and year-to-date loss limitation in interim-period tax accounting. The guidance is effective for fiscal years beginning on or after December 15, 2021, with early adoption permitted. We are currently evaluating this new guidance to determine the impact it may have on the Consolidated Financial Statements.

3.	Business Combination

On December 29, 2020, we consummated a business combination with Legacy Danimer pursuant to the Merger Agreement. Pursuant to ASC 805, for financial accounting and reporting purposes, Legacy Danimer was deemed the accounting acquirer, we were treated as the accounting acquiree, and the Business Combination was accounted for as a reverse recapitalization. Effectively, the Business Combination was treated as the equivalent of Legacy Danimer issuing stock for the net assets of Live Oak, accompanied by a recapitalization. Under this method of accounting, the historical financial statements of Legacy Danimer are our historical Consolidated Financial Statements. The net assets of Live Oak are stated at historical costs, with no goodwill or other intangible assets recorded in accordance with U.S. GAAP and are consolidated with Legacy Danimer’s financial statements on the Closing Date. The shares and net loss per share available to holders of the Company’s common stock prior to the Business Combination have been retroactively restated as shares and net loss per share, respectively, reflecting the exchange ratio established in the Merger Agreement as of the earliest period presented.

In connection with the Business Combination, Live Oak entered into subscription agreements with certain investors (the “PIPE Investors”), whereby it issued 21,000,000 shares of common stock at $10.00 per share (the “Private Placement Shares”) for an aggregate purchase price of $210.0 million (the “Private Placement”), which closed simultaneously with the consummation of the Business Combination. Upon the closing of the Business Combination, the Private Placement Shares were automatically converted into shares of our common stock on a one-for-one basis.

Danimer Scientific, Inc.

Notes to Consolidated Financial Statements
December 31, 2020 and 2019

The aggregate value of the consideration paid by Live Oak in the Business Combination was $397.3 million, consisting of 39,726,570 shares of Live Oak Class A common stock valued at $10.00 per share. In addition, pursuant to the Merger Agreement, we assumed all vested or unvested outstanding options to purchase common shares of Legacy Danimer under its 2016 Director and Executive Officer Stock Incentive Plan and 2016 Omnibus Plan along with options and warrants issued under Non-Plan Legacy Danimer Options and Warrants arrangements (see Note 11) and these instruments converted into options and warrants to purchase 6,315,924  shares of our common stock with no changes to the terms of the awards. We realized net proceeds after transaction costs of $381.4 million from the Business Combination.

In connection with the Business Combination, we incurred direct and incremental costs of $22.8 million related to the equity issuance, consisting primarily of investment banking, legal, accounting, and other professional fees, which were recorded against additional paid-in capital as a reduction of proceeds. We incurred additional financial advisory fees and compensation costs related to the Business Combination of $4.3 million that have been included in selling, general and administrative expenses within the Consolidated Statements of Operations for the year ended December 31, 2020. Transaction costs of $6.7 million were previously recorded in the legal acquirer’s results and therefore are not reflected in the amounts discussed above.

Earnout Shares

The Legacy Danimer shareholders are entitled to receive up to an additional 6,000,000 shares of our common stock (the “Earnout Shares”) if the volume-weighted average price (“VWAP”) of our shares equals or exceeds the following prices for any 20 trading days within any 30 trading-day period (the “Trading Period”) beginning on the six-month anniversary of the Closing Date of the Business Combination:

●	During any Trading Period prior to December 29, 2023, 2,500,000 Earnout Shares upon the achievement of a VWAP price of at least $15.00,

●	During any Trading Period prior to December 29, 2025, 2,500,000 Earnout Shares upon the achievement of a VWAP price of at least $20.00, and

●	During any Trading Period prior to December 29, 2025, 1,000,000 Earnout Shares upon the achievement of a VWAP price of at least $25.00.

The Earnout Shares are indexed to our equity and meet the criteria for equity classification. On the Closing Date, the fair value of the 6,000,000 Earnout Shares was $140.9 million. We reflected the Earnout Shares in the Consolidated Balance Sheet at December 31, 2020 as a stock dividend by reducing additional paid-in capital, which was offset by the increase in additional paid-in capital associated with the Business Combination.

4.	Inventories

Inventories consisted of the following at December 31, 2020 and 2019:

	December 31,
(in thousands)	2020	2019

Raw materials	$6,825	$5,921
Work in progress	133	-
Finished goods and related items	6,684	1,117
Total inventories	$13,642	$7,038

Danimer Scientific, Inc.

Notes to Consolidated Financial Statements
December 31, 2020 and 2019

5.	Property, Plant and Equipment, net

Property, plant and equipment, net, consisted of the following:

	Estimated
	Useful Life	December 31,
(in thousands)	(Years)	2020	2019

Land and improvements	20	$92	$77
Leasehold improvements	Shorter of useful life or lease term	20,932	-
Buildings	15-40	2,089	1,812
Machinery and equipment	5-20	64,164	31,959
Motor vehicles	7-10	693	675
Furniture and fixtures	7-10	221	196
Office equipment	3-10	2,089	773
Construction in progress	N/A	36,146	52,403
		126,426	87,895

Accumulated depreciation and amortization		(19,631)	(15,543)
Property, plant and equipment, net		$106,795	$72,352

Danimer Scientific, Inc.

Notes to Consolidated Financial Statements
December 31, 2020 and 2019

We reported depreciation and amortization expense within the Consolidated Statements of Operations as follows:

	Years Ended December 31,
(in thousands)	2020	2019
Cost of revenue	$3,646	$2,433
Selling, general and administrative	308	459
Research and development	154	117
Total depreciation expense	$4,108	$3,009

Construction in progress consists primarily of the conversion and build-out of our new facility in Winchester, Kentucky. Property, plant and equipment includes capitalized interest of $5.1 and $1.4 million as of December 31, 2020 and 2019, respectively. For the years ended December 31, 2020 and 2019, interest costs of $3.7 and $1.4 million, respectively, were capitalized to property, plant and equipment. At December 31, 2020, prepaid expenses and other current assets included $0.8 million of equipment that we have classified as held for sale.

6.	New Markets Tax Credit Transactions

We have entered into financing arrangements under the New Markets Tax Credit (“NMTC”) program with various unrelated third-party financial institutions (individually and collectively referred to as “Investors”) during 2012, 2013 and 2019. The NMTC program was provided for in the Community Renewal Tax Relief Act of 2000 (the “Act”) to induce capital investment in qualified lower income communities. The Act permits taxpayers to claim credits against their federal income taxes for up to 39% of qualified investment in the equity of the community development entities (“CDEs”). CDEs are privately managed investment institutions that are certified to make qualified low-income community investments.

These financing arrangements were structured with the Investors, their wholly owned investment funds (“Investment Funds”) and their wholly owned CDEs in connection with our participation in qualified transactions under the NMTC program. In each of the financing arrangements, we loaned money (in the form of leverage loans) to the Investment Funds and the Investors invested in the Investment Funds. Each Investment Fund then contributed the funds from our loan and the Investor’s investment to a CDE. Each CDE then loaned the contributed funds to a wholly owned subsidiary of the Company.

The Investors are entitled to substantially all of the benefits derived from the tax credits. The NMTC tax credits are subject to recapture for a compliance period of seven years. During the compliance period, we are required to comply with various regulations and contractual provisions that apply to the NMTC arrangements. We have agreed to indemnify the Investors for any losses or recaptures of the NMTCs until such time as our obligations to deliver tax benefits are relieved. We do not expect the maximum potential amount of future payments under this indemnification to exceed the face amount of the related debt, net of leverage loans receivable (see Note 7), totaling $7.6 million at December 31, 2020.  We believe that the likelihood of a required payment under this indemnification is remote. We do not anticipate any credit recaptures will be required in connection with the financing arrangements. There have been no credit recaptures as of December 31, 2020. The arrangements also include a put/call feature which becomes enforceable at the end of the compliance periods whereby we may be obligated or entitled to repurchase the Investor’s interests in each of the Investment Funds for a nominal amount or fair value. We believe the Investors will exercise their put options at the end of the compliance periods for each of the transactions for nominal amounts. The value attributed to the puts/calls is nominal.

Danimer Scientific, Inc.

Notes to Consolidated Financial Statements
December 31, 2020 and 2019

We have determined that each NMTC financing arrangement contains a variable interest entity (“VIE”). The ongoing activities of the Investment Funds consist of collecting and remitting interest and fees and maintaining continued compliance with the NMTC program.  The responsibility for performing these ongoing activities resides with the Investors.  The Investors were also integral during the initial designs of the Investment Funds and created the structures that allow the Investors to monetize the tax credits available through the NMTC programs.

Based on these circumstances, we concluded that we were not the primary beneficiary of each VIE and therefore we do not consolidate the VIEs. We record the loans we provided to the Investment Funds as leveraged loan receivables on the Consolidated Balance Sheets. (See Note 7). We include the loans we received from the CDEs within long-term debt in the Consolidated Balance Sheets (See Note 9).

We entered into a NMTC arrangement on July 23, 2012. The CDE related to this transaction loaned us $27.0 million. For the first seven years after execution, we made interest-only payments on a quarterly basis with interest calculated annually at a weighted average interest rate of approximately 1.33%. A portion of the loans totaling $1.0 million was paid in full on December 14, 2018. On July 31, 2019, after the seven-year recapture period had passed, we entered into a simultaneous transaction whereby the loans from the CDE were purchased for a nominal amount and the leverage loan receivable was extinguished, resulting in a net gain of $5.6 million. We recorded this gain as nonoperating income in the Consolidated Statements of Operations.

We entered into a NMTC arrangement on September 30, 2013. The CDE related to this transaction loaned us $20.0 million with a maturity date of September 30, 2037. We made interest only payments on a quarterly basis with interest calculated annually at 1.31%. In order to obtain the CDE’s consent for the 2019 Term Loan, we placed $0.4 million into an escrow account in March 2019 to fund principal payments coming due to the CDE in September 2020. On October 2, 2020, after the seven-year recapture period had passed, we entered into a simultaneous transaction whereby the loans from the CDE were purchased for a nominal amount and the leverage loan receivable was extinguished, resulting in a net gain of $5.3 million. We recorded this gain as nonoperating income in the Consolidated Statements of Operations.

We entered into a NMTC arrangement on April 25, 2019. The CDE related to this transaction loaned us $9.0 million with a maturity date of September 30, 2048. We make interest only payments on a quarterly basis with interest calculated annually at 1.96%.

We entered into a NMTC arrangement on November 7, 2019. The CDE related to this transaction loaned us $12.0 million with a maturity date of November 7, 2039. We make interest only payments on a quarterly basis with interest calculated annually at 1.06%.

Certain funds related to these NMTC arrangement are restricted for specific use during the compliance periods and these funds are reflected as restricted cash in the Consolidated Balance Sheets.

7.	Leverage Loans Receivable

As part of our NMTC transactions (see Note 6), we have made leverage loans as follows:

●	Leverage loan receivable from Meredian Bioplastics Investment Fund, LLC for $20.5 million; the loan was scheduled to mature July 22, 2042. Payments of interest were due quarterly, with interest calculated at 1%, from inception through July 23, 2019. Principal payments were to begin after July 23, 2019, if certain NMTC compliance requirements had not been met and the loan remained outstanding. This leverage loan was extinguished on July 31, 2019 (see Note 6).

Danimer Scientific, Inc.

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

●	Leverage loan receivable from Danimer Bioplastics Investment Fund, for $14.3 million; the loan matures September 30, 2037. Payments of interest were due quarterly, with interest calculated at 1%, from December 31, 2013, through September 30, 2020. Principal payments were to begin after October 1, 2020, if certain NMTC compliance requirements had not been met and the loan remained outstanding. This leverage loan was extinguished on October 2, 2020 (see Note 6).

●	Leverage loan receivable from Danimer Bainbridge Investment Fund, LLC for $6.3 million; the loan matures September 30, 2048. Payments of interest are due quarterly, with interest calculated at 2%, from inception through April 25, 2026. Principal payments will begin after April 25, 2026 if certain NMTC compliance requirements are not met and the loan remains outstanding.

●	Leverage loan receivable from Twain Investment Fund 427, LLC for $5.6 million; the loan matures on November 7, 2039. Payments of interest are due quarterly, with interest calculated at 1.08% from inception through November 7, 2026. Principal payments will begin after November 7, 2026 if certain NMTC compliance requirements are not met and the loan remains outstanding.

●	Leverage loan receivable from Twain Investment Fund 428, LLC for $1.6 million; the loan matures on November 7, 2039. Payments of interest are due quarterly, with interest calculated at 1.08% from inception through November 7, 2026. Principal payments will begin after November 7, 2026 if certain NMTC compliance requirements are not met and the loan remains outstanding.

If NMTC compliance requirements are met, the balance of each outstanding leverage loan will be forgiven upon extinguishment of each debt instrument related to the respective NMTC agreements.

Danimer Scientific, Inc.

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

8.	Accrued Liabilities

The components of accrued liabilities were as follows:

	December 31,
(in thousands)	2020	2019

Compensation and related expenses	$5,395	$1,023
Legal settlement	1,250	5,500
Transaction costs and other legal fees	1,293	181
Construction in progress expenditures	531	2,774
Other	751	246
Total accrued liabilities	$9,220	$9,724

9.	Long-Term Debt

The components of long-term debt were as follows:

	December 31,
(in thousands)	2020	2019
2019 Term Loan	$27,000	$28,500
2019 Subordinated Term Loan	10,171	10,000
NMTC Notes	21,000	41,000
Paycheck Protection Program loan	1,776	-
Convertible Debt	-	8,267
Vehicle and Equipment Notes	329	395
Mortgage Notes	266	289
Total	$60,542	$88,451
Less: Total unamortized debt issuance costs	(3,955)	(4,779)
Less: Unamortized debt discount	-	(616)
Less: Current cash maturities of $27,140, net of current portion of debt issuance costs in 2020	(25,201)	(9,277)
Total long-term debt	$31,386	$73,779

2019 Term Loan

In March 2019, we entered into a credit agreement (“2019 Term Loan”) for a $30 million term loan maturing on October 13, 2023. Principal payments are due in quarterly payments of $375,000 beginning April 1, 2019 with the outstanding principal balance due at maturity. Annual payments of principal are also due if we generate “excess cash flow”, as defined in the agreement. The 2019 Term Loan is secured by all real and personal property of Danimer Scientific Holdings, LLC (“DSH”) and its subsidiaries. The 2019 Term Loan provides for financial covenants including a maximum capital expenditures limit, leverage ratio and fixed charge coverage ratio, each of which becomes more restrictive over time.

Danimer Scientific, Inc.

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

In July 2020, we modified the 2019 Term Loan such that the applicable margin in the interest rate formula (formerly calculated as the greater of (a) 2.25% or (b) Three month LIBOR, plus 4.5%) changed from 4.5% to a five-level tiered amount ranging from 4.5% if the consolidated senior leverage ratio, as defined in the Term Loan, is less than 1.5, to as high as 6.35% if the consolidated senior leverage ratio is greater than 2.25.  When the amendment was executed, the applicable margin was 6.35% and will remain at 6.35% until the first day of the first full fiscal quarter after the delivery of the annual audited financial statements for the year ending December 31, 2020.  Thereafter, the applicable margin will be adjusted on a quarterly basis.

On December 31, 2020, we delivered noticed to lender that the 2019 Term Loan would be voluntarily prepaid in the total amount of $27.7 million including the outstanding principal amount of $27.0 million, a prepayment fee of $0.5 million along with $0.2 million in accrued unpaid interest. Since we repaid the 2019 Term Loan before the due date of the 2020 fourth quarter compliance certificate, we were not required to assess financial covenant compliance as of December 31, 2020.

2019 Subordinated Term Loan

In March 2019, we entered into a subordinated second credit agreement (“Subordinated Term Loan”) for $10 million in term loans consisting of two loans in the amounts of $5.5 million and $4.5 million. The terms of the two loans are essentially the same. The term loans mature on February 13, 2024 and require monthly interest only payments, with the outstanding principal balance due at maturity. The base interest rate is the “Prime Rate” as quoted by the Wall Street Journal (adjusted each calendar quarter; 3.25% and 4.75% at December 31, 2020 and 2019, respectively) plus 2.75%. We have the option to pay up to two percent (2%) in any interest payable in any fiscal quarter by adding such interest payment to the principal balance of the related note (“PIK Interest”). During the year ended December 31, 2020, we used the PIK Interest option and an additional $171,000 was included in the principal balance at December 31, 2020. The Subordinated Term Loan is secured by all real and personal property of DSH and its subsidiaries but is subordinated to all other existing lenders.

The Subordinated Term Loan provides for financial covenants including a maximum capital expenditures limit, leverage ratio, fixed charge coverage ratio and adjusted EBITDA, certain of which become more restrictive over time. At December 31, 2020, we were in compliance with all financial covenants.

In connection with the terms of the Subordinated Term Loan, the lender purchased 16,667 shares of Legacy Danimer common stock for approximately $1.0 million. The lender had the option to require us to repurchase the shares at the original issue price at the earlier of 1) repayment in full of the outstanding balance of the loan, 2) March 14, 2025 or 3) a change in control of the Company, as defined. On December 29, 2020, as part of the Business Combination, the lender’s shares were exchanged for our shares based on the exchange ratio established in the Merger Agreement.

Danimer Scientific, Inc.

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

NMTC Notes

NMTC Notes were comprised of the following and are discussed further in Note 6:

		December 31,
(in thousands)	Issuance Date	2020	2019
AmCREF Fund 51 notes	November 7, 2019	$12,000	$12,000
Carver Development CDE VI notes	April 25, 2019	7,000	7,000
ST CDE LXII note	April 25, 2019	2,000	2,000
QLICI Note A note	September 30, 2013	-	14,734
QLICI Note B note	September 30, 2013	-	5,266
Total NMTC notes		$21,000	$41,000

Convertible Debt

In January 2020, we issued convertible notes payable with an aggregate principal amount of $2.3 million and in November and December 2019, we issued convertible notes payable with an aggregate principal amount of $8.3 million. We used the net proceeds from the issuances primarily for general corporate purposes. These convertible notes were issued at a 4% discount and bear an annual interest rate of 8%, payable monthly. The notes contained an option for us to capitalize and add any interest payments to the principal amount of the notes as PIK Interest. Such PIK Interest bore the same interest rate as the original principal of the notes. Each convertible note matured on the later of the one-year anniversary of the issuance date and the date on which we received an equity investment in an amount sufficient to effectuate the payment in full of all unpaid principal and unpaid accrued interest on all of the convertible notes. The convertible notes were convertible into shares of Legacy Danimer common stock at the option of the holder by dividing the amount of principal and accrued interest due under the note by the lesser of (i) $60 and (ii) the price per share at which shares of equity securities were offered in the then most recent stock offering. The convertible notes were subordinated to the 2019 Term Loan and 2019 Subordinated Term Loan and any other bank financing. The value of the debt discount associated with the conversion features was calculated to be $0.4 million and was being amortized to interest expense over the life of the notes. We recognized interest expense relating to the discount of $0.4 million for the year ended December 31, 2020.

Our convertible debt included accounting conversion prices that create an embedded beneficial conversion feature (“BCF”) pursuant to the guidelines established by ASC Subtopic 470-20, Debt with Conversion and Other Options. The BCF of a convertible security is normally characterized as the convertible portion or feature of the security that provides a rate of conversion that is in-the-money at the commitment date. We recorded a BCF related to the issuance of a convertible security at issuance.

The BCF of a convertible note is measured based on the intrinsic value of the stated conversion price compared to the accounting conversion price. That amount is allocated to the BCF as a reduction to the carrying amount of the convertible note and is credited to additional paid-in-capital. The debt discount created is amortized to interest expense over the life of the note using the straight-line method, which approximates the effective interest method. The intrinsic value of the beneficial conversion feature resulting from the market price of our common stock in excess of the conversion price was approximately $0.4 million on the date of issuance for all convertible debt issuances. We recognized interest expense relating to the BCF of $0.4 million for the year ended December 31, 2020.

In August 2020, we issued an additional $0.4 million of convertible notes under terms similar to those discussed above; however, these notes were not issued at a discount. These notes were convertible into shares of Legacy Danimer common stock at the option of the holder by dividing the amount of principal and accrued interest due under the note by the lesser of (i) $63 and (ii) the price per share at which shares of equity securities were offered in the then most recent stock offering.

Danimer Scientific, Inc.

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

In September 2020, a noteholder converted its note with a principal plus accrued interest balance of $0.7 million into 10,912 shares of Legacy Danimer common stock (99,932 shares of Live Oak stock as retroactively restated) based on a conversion price of $60 per share as defined in the applicable debt agreement.

Immediately prior to the closing of the Business Combination, all noteholders converted their outstanding debt into 184,157 shares of Legacy Danimer common stock based on the terms described above. The Legacy Danimer shares were then exchanged for 1,686,507 shares of Live Oak Class A common stock based on the exchange ratio established in the Merger Agreement.

Paycheck Protection Program Loan

In April 2020, we received $1.8 million under the Paycheck Protection Program (the “PPP Loan”). The PPP Loan has a two-year term and bears interest at a rate of 1.0% per annum. Monthly principal and interest payments were deferred for six months after the date of disbursement. The promissory note issued in connection with the PPP Loan contains events of default and other provisions customary for a loan of this type. The PPP Loan was used to retain employees, as well as for other permitted uses under the terms and conditions of the PPP Loan. Under the CARES Act, we were eligible to apply for forgiveness of certain amounts of the loan proceeds under the conditions of the PPP loan program. On December 11, 2020, we submitted an application for forgiveness of the PPP loan and the lender is reviewing such application for submission to the Small Business Administration (“SBA”) for final approval. However, we cannot provide assurance that we will be eligible for loan forgiveness or that any amount of the PPP loan will ultimately be forgiven.

In connection with the Business Combination, we entered into an Escrow Agreement with the PPP lender and on the Closing Date deposited $1.8 million in escrow representing the principal, accrued interest, and escrow fee to pay the loan in full. Should the SBA ultimately determine that any amounts are forgivable, such funds would be returned to the Company by the escrow agent. We have classified amounts in escrow as restricted cash in the 2020 Consolidated Balance Sheet.

Vehicle and Equipment Notes

We have thirteen vehicle and equipment notes outstanding at December 31, 2020 primarily relating to motor vehicles and warehouse equipment. The notes bear interest at rates ranging from 5.11% to 8.49% and monthly payments ranging from $361 to $1,253.

Mortgage Notes

We have two mortgage notes secured by residential property with monthly payments ranging from $1,474 to $1,841. The notes bear interest at 6.5% and 5.99% with maturity dates of March 2022 and October 2023, respectively, when any outstanding principal balances are due.

Original Term Loan

We had previously entered into a credit agreement for a term loan with an original principal balance of $9.0 million that matured October 2027. The agreement required monthly principal and interest payments with interest calculated based on the Wall Street Journal prime rate (adjusted each calendar quarter) plus 1.75%. The note was secured by substantially all business assets of Legacy Danimer as well as the partial guaranty of the U.S. Department of Agriculture. This term loan was paid off in March 2019 with proceeds from the 2019 Term Loan in the amount of $6.1 million. In connection with the extinguishment of the Original Term Loan, we wrote off $0.3 million of debt issuance costs, which was included in interest expense in the 2019 Consolidated Statement of Operations.

Danimer Scientific, Inc.

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

Note Payable – Other

At December 31, 2018, we had a note payable outstanding in the amount of $4.5 million to an entity that was due in April 2020. The note bore interest at 12% and was secured by certain cash and equipment. This note was paid off in March 2019 with proceeds from the 2019 Term Loan in the amount of $4.4 million.

Notes Payable – Stockholders

At December 31, 2018, we had seven notes to various of our stockholders with interest rates on the notes ranging from 5% to 10%. Interest on the notes was payable monthly with the principal balance due in various months in 2019 and 2020. These notes were paid off in March 2019 with proceeds from the 2019 Term Loan in the amount of $3.1 million.

As of December 31, 2020, the future cash maturities of long-term debt are as follows:

(in thousands)	Amount

Year Ended December 31,
2021	$27,140
2022	2,116
2023	73
2024	10,207
2025	6
Thereafter	21,000
Total future maturities	$60,542

Since continued compliance through the seven-year period is necessary, the NMTC notes (see Note 7) are included in the “thereafter” category of the debt maturity schedule shown above. In addition, on December 31, 2020, we entered into an agreement with our lender to prepay the outstanding balance of the 2019 Term Loan in January 2021. Accordingly, the outstanding principal relating to this indebtedness in the amount of $27.0 million has been classified as a current maturity in the accompanying Consolidated Balance Sheet at December 31, 2020.

10.	Stockholders’ Equity

Common Stock

On December 30, 2020, our common stock and public warrants began trading on the New York Stock Exchange under the symbol “DNMR” and “DNMR WS”, respectively. Pursuant to the terms of the Amended and Restated Certificate of Incorporation, we are authorized and have available for issuance the following shares and classes of capital stock, each with a par value of $0.0001 per share: (i) 200,000,000 shares of common stock and (ii) 10,000,000 shares of preferred stock. Immediately following the Business Combination, there were 84,535,640 shares of common stock with a par value of $0.0001, and 16,000,000 warrants outstanding.

Danimer Scientific, Inc.

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

As discussed in Note 3, we have retroactively adjusted the shares issued and outstanding prior to December 29, 2020 to give effect to the exchange ratio established in the Merger Agreement to determine the number of shares of common stock into which they were converted.

As discussed in Note 9, certain outstanding indebtedness was convertible into shares of Legacy Danimer common stock. Immediately prior to closing of the Business Combination, all noteholders converted their outstanding debt into shares of Legacy Danimer common stock based on the terms of the note agreements, primarily at $60 per share. Upon the Closing, the Legacy Danimer shares were exchanged for 1,686,507 shares of Live Oak Class A common stock based on the exchange ratio established in the Merger Agreement.

We had previously recorded various notes receivable totaling $28.8 million immediately prior to the Business Combination and $27.7 million as of December 31, 2019, respectively. These notes related to the exercise of stock options by two officers of the Company. These notes were recorded as an offset to equity and bore interest at between 1.18% and 2.72%. In accordance with ASC 718, the total common shares outstanding in the Consolidated Financial Statements at December 31, 2019 did not include 671,124 shares of Legacy Danimer that were issued pursuant to the exercises of employee option grants for which the exercise price was remitted by the officers through the issuance of the nonrecourse notes to the Company. In connection with the Business Combination, the officers entered into Note Payoff and Termination Agreements (“Payoff Agreements”) whereby these nonrecourse notes were settled in exchange for shares of our common stock based on the closing per share price of our common stock on the Closing Date. The transaction resulted in the surrender of 1,188,930 shares of our common stock by the officers and, accordingly, 4,957,231 options are considered exercised and the shares are outstanding.

In conjunction with the Business Combination, Live Oak obtained commitments from certain PIPE Investors to purchase shares of Live Oak Class A common stock, which were automatically converted into 21,000,000 shares of Live Oak’s Class A common stock for a purchase price of $10.00 per share, which were automatically converted into shares of our common stock on a one-for-one basis upon the closing of the Business Combination.

As of December 31, 2020, we had 84,535,640 shares of common stock outstanding.  The following summarizes our common stock outstanding as of December 31, 2020:

	Shares	%

Legacy Danimer common stock outstanding	31,893,902	37.7%
Convertible debt converted	1,686,507	2.0%
Exercise of executive stock options	4,957,231	5.9%
Live Oak public stockholders, net of redemptions	19,998,000	23.7%
Live Oak Founder shares	5,000,000	5.9%
PIPE shares	21,000,000	24.8%
Total common stock outstanding	84,535,640	100.0%

Preferred Stock

We are authorized to issue up to 10,000,000 shares of preferred stock, each with a par value of $0.0001 per share. As of December 31, 2020 and 2019, no shares of preferred stock were issued or outstanding.

Danimer Scientific, Inc.

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

Public Warrants

Upon the Closing, there were 10,000,000 outstanding Public Warrants to purchase shares of our common stock that were issued by Live Oak prior to the Business Combination. Each whole warrant entitles the holder to purchase one share of our common stock at a price of $11.50 per share, subject to adjustments. The warrants are exercisable at any time after May 7, 2021.  Once the Public Warrants become exercisable, we may redeem the outstanding warrants in whole at a price of $0.01 per warrant upon a minimum of 30 days’ prior written notice of redemption, if and only if the last sale price of our common stock equals or exceeds $18.00 per share for any 20-trading days within a 30-trading day period ending three business days before we send the notice of redemption to the warrant holders. The Public Warrants will expire on December 28, 2025 or earlier upon redemption or liquidation. These warrants qualify as equity instruments and we have included them in additional paid-in capital in the Consolidated Balance Sheet at December 31, 2020.

Private Warrants

Upon the Closing, there were 6,000,000 outstanding private warrants to purchase shares of our common stock that were issued by Live Oak prior to the Business Combination. Each whole warrant entitles the holder to purchase one share of our common stock at a price of $11.50 per share, subject to adjustments. The warrants are exercisable at any time after May 7, 2021. The Private Warrants (including our common stock issuable upon exercise of the Private Warrants) are not transferable, assignable, or saleable until after January 28, 2021 and they will not be redeemable so long as they are held by the Sponsor or its permitted transferee. The Private Warrants have terms and provisions that are identical to the Public Warrants. The Private Warrants will expire on December 28, 2025 or earlier upon redemption or liquidation. These warrants qualify as equity instruments and we have included them in additional paid-in capital in the Consolidated Balance Sheet at December 31, 2020.

Dividends

We have not paid any cash dividends on the common stock to date. We may retain future earnings, if any, for future operations, expansion and debt repayment and have no plans to pay cash dividends for the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of the Board of Directors of the Company and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions, and other factors that the Board may deem relevant. In addition, our ability to pay dividends may be limited by covenants of any existing and future outstanding indebtedness we may incur.

11.	Stock-Based Compensation

Legacy Danimer Stock Incentive Plans

Prior to the Business Combination, the Board of Directors of Legacy Danimer approved the 2016 Director and Executive Officer Stock Incentive Plan (the “2016 Executive Plan”) and the 2016 Omnibus Stock Incentive Plan (the “2016 Omnibus Plan”). The 2016 Executive Plan provided for the granting of stock options to directors and executive officers of Legacy Danimer. The 2016 Omnibus Plan provided for the grant of stock options to employees and consultants. In addition, Legacy Danimer had issued stock options and warrants (“Non-Plan Legacy Danimer Options and Warrants”) that were not subject to the above option plans.

As a result of the Business Combination, our stockholders approved the Danimer Scientific, Inc. 2020 Long-Term Equity Incentive Plan (the “2020 Incentive Plan”). In accordance with the Merger Agreement, the Board also approved assuming all outstanding equity-based awards granted under the 2016 Executive Plan and 2016 Omnibus Plan and converting those awards into equity-based awards in our common stock effective upon the consummation of the Business Combination, based on exchange ratios established in the Merger Agreement, and with the same general terms and conditions corresponding to the original awards.

We rolled forward all outstanding options granted under the 2016 Executive Plan and 2016 Omnibus Plan into the same type of equity-based awards under the 2020 Incentive Plan effective upon the consummation of the Business Combination. The awards under the 2016 Executive Plan and 2016 Omnibus Plan have been retroactively restated as awards reflecting the exchange ratio established in the Merger Agreement.

Danimer Scientific, Inc.

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

2020 Equity Incentive Plans

In connection with the Business Combination, on December 29, 2020, our stockholders approved the 2020 Incentive Plan and the 2020 Employee Stock Purchase Plan (the “2020 ESPP”).

The 2020 Incentive Plan provides for the grant of stock options, stock appreciation rights, and full value awards. Full value awards include restricted stock, restricted stock units, deferred stock units, performance stock and performance stock units. 3,093,984 shares of our common stock are available to be issued with respect to awards under the 2020 Incentive Plan. This limit is subject to adjustment in the event of a stock split, stock dividend or other change in our capitalization.

Under the 2020 ESPP, there are 2,571,737 authorized but unissued or reacquired shares of common stock reserved for issuance, and as of December 31, 2020 we have not begun offering the 2020 ESPP to our employees.

Non-Plan Legacy Danimer Options and Warrants

Prior to 2017, Legacy Danimer had issued 208,183 stock options that were not a part of either the 2016 Executive Plan or the 2016 Omnibus Plan described above. These options have a Weighted Average Exercise Price of $30 per share. As of the Business Combination Closing Date, 30,493 of these options were vested, exercisable and remained outstanding as 177,688 options were exercised during the year ended December 31, 2020 prior to the Business Combination for aggregate proceeds of $5.3 million. In connection with the Business Combination, these options were converted to options to purchase 279,253 shares of our common stock based on the ratio established in the Merger Agreement.

As of the Business Combination Closing Date, Legacy Danimer had 55,139 warrants outstanding with an exercise price of $30 per share. In connection with the Business Combination, these options were converted to options to purchase 506,611 shares of our common stock based on the ratio established in the Merger Agreement.

Stock Options

A summary of stock option activity under our equity plans for the year ended December 31, 2020 follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance, December 31, 2019, as previously reported	1,216,586	$36.57	6.91	$28,500,630
Retrospective application of reverse acquisition	9,924,905
Balance, December 31, 2019 after effect of reverse acquisition	11,141,491	4.00	6.91	28,500,630
Granted	6,089,669	22.46
Exercised	(6,209,331)	4.48
Forfeited	(13,296)	3.28
Balance, December 31, 2020	11,008,533	$13.94	8.38	$105,341,482

December 31, 2020:
Exercisable	5,040,397	$4.58	6.20	$95,419,427
Vested and expected to vest	11,008,533	$13.94	8.38	$105,341,482

The weighted average grant-date fair values of options granted during 2020 and 2019 were $8.91 and $2.13, respectively. The total aggregate intrinsic value of stock options exercised during 2020 was $121.3 million. There were no stock options exercised during 2019.

In the table above, the options expected to vest are the result of applying the prevesting forfeiture rate assumption to total outstanding options. We have estimated the prevesting forfeiture rate to be zero. The aggregate intrinsic value is calculated as the difference between the exercise price of all outstanding and exercisable stock options and the fair value of our common stock at December 31, 2020.

Danimer Scientific, Inc.

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

Not included in the table above were additional awards that were communicated to recipients, but for which an accounting grant date has not occurred, as follows:

●	3,000,000 shares of restricted stock for which the grant date is dependent on a Registration Statement on Form S-8 to register the shares being declared effective by the Securities and Exchange Commission. This occurred subsequent to December 31, 2020, therefore these awards are not reflected in these Consolidated Financial Statements.
●	1,466,874 stock options that require an increase in the number of shares issuable under the 2020 Incentive Plan to allow for exercise. The increase in shares requires shareholder approval which has not occurred and which we determined is not a perfunctory exercise, therefore no accounting grant date was established. As a result, these awards are not reflected in these Consolidated Financial Statements.

During the year ended December 31, 2020, we granted certain option awards with market-vesting conditions. These options will vest in equal tranches based on the following thresholds:

1.	On or after the first anniversary of the grant date the closing price per share of our common stock equals or exceeds $14.00 for any 20 trading dates within a 30-day trading period beginning on the first anniversary of the grant date.

2.	On or after the second anniversary of the grant date the closing price per share of our common stock equals or exceeds $17.00 for any 20 trading dates within a 30-day trading period beginning on the first anniversary of the grant date.

3.	On or after the third anniversary of the grant date the closing price per share of our common stock equals or exceeds $20.00 for any 20 trading dates within a 30-day trading period beginning on the first anniversary of the grant date.

Due to the presence of a market condition, these awards were valued using a Monte Carlo simulation, which takes into account a large number of potential stock price scenarios over time and incorporates varied assumptions about volatility and exercise behavior for those various scenarios. A fair value is determined for each potential outcome. The grant date fair value of the award is the average of the fair values calculated for each potential outcome.

We have estimated the fair values of all other option awards on the dates of grant using the Black-Scholes option pricing model with the following ranges of assumptions:

	2020	2019
Expected annual dividend yield (1)	0.0%	0.0%
Expected volatility (2)	38.0% - 43.4%	37.2% - 38.1%
Risk-free rate of return (3)	0.23% - 0.88%	1.53% - 2.37%
Expected option term (years) (4)	5.5 - 6.5	4.5 - 6.0

(1)	We have not paid and do not currently anticipate paying a cash dividend on our common stock.

(2)	We estimated expected volatilities using the mean stock price for peer public companies over a historic timeframe similar to the expected term, with adjustments for differences in size and capital structure.

(3)	We estimated risk-free rates of return using the U.S. Treasury yield curve in effect as of the valuation date.

(4)	We estimated the expected term using the “simplified” method described in SEC Staff Accounting Bulletin 14.

As of December 31, 2020, there was $53.2 million of unrecognized compensation cost related to nonvested stock options granted under the 2020 Incentive Plan. That cost is expected to be recognized over a weighted-average period of 3.0 years. The total fair value of options vested during the years ended December 31, 2020 and 2019 were $3.5 million and $5.2 million, respectively.

Danimer Scientific, Inc.

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

12.	Operating Leases

In August 2018, we signed a definitive agreement for the purchase of a fermentation facility in Winchester, Kentucky (the Kentucky Facility), including the equipment, machinery, and other personal property located at such facility, for a purchase price of $23.0 million. In December 2018, we consummated the acquisition of the Kentucky Facility and simultaneously entered into a sale and leaseback transaction with a large, diversified commercial property REIT pursuant to which we sold the Kentucky Facility and certain of our facilities located in Bainbridge, Georgia to the REIT for $30.0 million and leased back the same properties from the REIT under a net lease for an initial term of 20 years with renewal terms up to an additional 20 years at our option.

During the first year of the lease, the base annual rent was $2.4 million with $0.2 million being payable monthly. The rent is subject to an adjustment of the lesser of (i) 2.0% or (ii) 1.25 times the change in the Consumer Price Index on January 1, 2020, and annually on every January 1st thereafter during the lease term, including any extension terms. We have determined that the 2.0% increase represents an in-substance fixed lease payment and has included such amount in the measurement of lease payments. The renewal terms have not been recognized as part of the right of use asset and lease liability since we have not determined that their exercise is reasonably certain. We used our estimated 2018 incremental borrowing rate of 12.89% when determining the discount rate for the lease.

In May 2020, we entered into a disbursement agreement with the same commercial property REIT referenced above. In accordance with this disbursement agreement, the landlord reimbursed us for $7.3 million in leasehold improvements. Of this total, $6.2 million was paid directly to us and $1.1 million was paid directly to our general contractor to settle outstanding invoices. We accounted for these payments as lease incentives and continue to include these improvements in property, plant and equipment. This additional transaction was executed as an amendment to the existing master lease with the lease term and all other provisions of the original lease, other than the monthly rent, remaining unchanged. This transaction increased the annual base rent for the master lease agreement to $3.1 million in the initial year of the amendment and continued the annual adjustment as discussed above. We evaluated the present value of the revised payments using our estimated incremental borrowing rate of 11.5% as of the date of the amendment which increased the lease liability by $7.1 million. As of December 31, 2020, the lease, as amended, had a remaining term of 18 years.

Danimer Scientific, Inc.

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

The following table sets forth our operating lease costs:

	Years Ended December 31,
(in thousands)	2020	2019

Cost of revenue	$1,402	$358
Selling, general and administrative	1,683	2,334
Research and development	535	443
Total operating lease cost	$3,620	$3,135

Supplemental cash flow information related to operating leases was as follows:

	Years Ended December 31,
(in thousands)	2020	2019

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows due to operating leases	$2,950	$2,875

The following table reconciles the undiscounted future lease payments for operating leases to the operating lease liabilities recorded in the Consolidated Balance Sheet at December 31, 2020, in thousands:

(in thousands)

Undiscounted future operating lease cash flows
2021	$3,190
2022	3,254
2023	3,319
2024	3,386
2025	3,453
Thereafter	51,710
68,312
Less interest	(41,137)
Present value of lease liability	$27,175

Danimer Scientific, Inc.

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

13.	Income Taxes

The significant components of our income tax (benefit) expense were as follows:

	Years Ended December 31,
(in thousands)	2020	2019

Current tax expense (benefit)
Federal	$-	$(52)
State	-	-
Total current expense (benefit)	-	(52)
Deferred tax expense (benefit)
Federal	(2,134)	-
Federal valuation allowance	2,134	3,218
State	(463)	-
State valuation allowance	463	919
Total deferred expense	-	4,137
Total income tax expense	$-	$4,085

A reconciliation of the income tax provision to that computed by applying the statutory federal income tax rate to the income before the provision for income taxes is as follows:

	Years Ended December 31,
(in thousands)	2020	2019

Federal income tax benefit at statutory federal rate	$(2,640)	$(3,211)
State income tax benefit, net of federal taxes	(573)	(725)
Transaction costs associated with the Business Combination	(220)	-
Revisions to prior years’ estimates	662	(1,003)
Stock-based compensation	157	-
Other permanent differences	17	18
Other	-	3
Valuation allowance	2,597	9,003
Total income tax expense	$-	$4,085

Danimer Scientific, Inc.

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

Deferred income tax amounts result from temporary differences between financial statements and income tax reporting.

Components of our net deferred tax assets and liabilities were as follows:

	December 31,
(in thousands)	2020	2019

Deferred income tax assets
Net operating loss carryforwards	$16,614	$11,357
Lease liability	6,921	5,098
Stock-based compensation	1,061	1,493
Deferred loan costs	-	760
Contribution carryforwards	89	77
Legal settlement accrual	637	2,038
Deferred revenue	625	825
Allowance for doubtful accounts	33	31
Accrued bonus	-	85
Interest expense limitation	-	38
Other	143	-
Total deferred income tax assets	26,123	21,802
Valuation allowance	(19,050)	(16,453)
Total deferred income tax assets, net of valuation allowance	7,073	5,349
Deferred income tax liabilities
Right-of-use assets	(4,938)	(5,098)
Depreciation and amortization	(2,135)	(251)
Total deferred income tax liabilities	(7,073)	(5,349)
Net deferred income tax asset	$-	$-

In assessing the realizability of deferred income tax assets, we consider whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods at which time those temporary differences become deductible. In making valuation allowance determinations, we consider all available evidence, positive and negative, affecting specific deferred tax assets, including the scheduled reversal of deferred income tax liabilities, projected future taxable income, the length of carry-back and carry-forward periods, and tax planning strategies in making this assessment. The following details the activity in the valuation allowance for the years ended December 31, 2020 and 2019:

(in thousands)	Beginning Balance	Additions	Amounts Utilized	Ending Balance
Year ended December 31, 2019	$7,450	$9,003	$-	$16,453

Year ended December 31, 2020	$16,453	$2,597	$-	$19,050

Danimer Scientific, Inc.

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

Certain of our deferred tax assets relate to federal and state net operating losses and credits. As of December 31, 2020 and 2019, we had net operating loss carryforwards of $65 million and approximately $48 million, respectively, available and no capital loss carryforwards available to offset future taxable income. A substantial portion of the net operating loss carryforwards were generated prior to June 2, 2014. Our federal and state net operating loss carryforwards generated before 2018 expire at various times during the tax years from 2028 through 2036, while net operating loss carryforwards generated 2018 and after will have an indefinite life carryforward.

We recognize interest and penalties related to unrecognized tax liabilities as a component of income tax expense, if any. We recognized no material interest and penalties during the years ended December 31, 2020 and 2019, and we had no accrued interest or penalties as of December 31, 2020 and 2019.

During the year ended December 31, 2020, the President of the United States signed and enacted into law the CARES Act and the CAA. Among other provisions, the CARES Act and the CAA provide relief to U.S. federal corporate taxpayers through temporary adjustments to net operating loss rules, changes to limitations on interest expense deductibility, and the acceleration of available refunds for minimum tax credit carryforwards. We evaluated the impact of the CARES Act as part of ASC 740 consideration and do not expect the provisions of the CARES Act would result in a material impact to the Consolidated Financial Statements. We continue to monitor the impact the CARES Act may have on our business.

We file U.S. federal income tax returns and state income tax returns for Georgia and Kentucky. We are no longer subject to examinations by major tax jurisdictions for years ended December 31, 2016 and prior.

14.	Related Party Transactions

Notes payable totaling $2.6 million were owed by Legacy Danimer to various stockholders at December 31, 2019. At December 31, 2019, these amounts were included in convertible debt within long-term debt (see Note 9). As discussed in Note 9, these notes were converted immediately prior to the Business Combination and then exchanged for shares our common stock based upon the ratio specified in the Merger Agreement.

In connection with the terms of the 2019 Subordinated Term Loan, the lender purchased 16,667 shares of Legacy Danimer common stock for $1.0 million. In connection with the Business Combination, these shares were exchanged for Live Oak Class A common stock based upon the ratio specified in the Merger Agreement.

Danimer Scientific, Inc.

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

15.	Retirement Plan

We maintain a defined contribution retirement plan (the “Plan”) for the benefit of employees who meet certain age and employment criteria. Contributions to the Plan include both a match of 100% of employee contributions up to 4% of each eligible employee’s compensation and, from time to time, a discretionary amount. Total Company matching expense was $0.3 and $0.2 million for the years ended December 31, 2020 and 2019, respectively; there were no discretionary contributions during the years ended December 31, 2020 and 2019.

16.	Commitments and Contingencies

In connection with our 2007 acquisition of certain intellectual property, we agreed to pay royalties upon production and sale of PHAs. The royalty is $0.05 per pound for the first 500 million pounds of PHA sold and decreases to $0.025 per pound for cumulative sales in excess of that amount until the underlying patents expire. We incurred approximately $0.1 million in royalties during the year ended December 31, 2020. There were no royalties owed for the year ended December 31, 2019.

In November 2015, we terminated a former executive and terminated our contract with an advisory firm (the “Advisory Contract”), pursuant to which we, through the advisory firm, engaged the individual as an executive of the Company. In December 2015, we deemed the Advisory Contract, together with all related arrangements in connection therewith, void, including any share issuances in connection with such arrangements. We filed suit against the former executive and the advisory firm during 2016, and various counterclaims were filed by the former executive and the advisory firm. During the third quarter of 2020, this matter was settled and we agreed to pay $8 million to resolve all outstanding claims, the executive agreed to the cancellation of any shares issued to such executive pursuant to the Advisory Contract and related arrangements, and the exchange of mutual releases among the parties. The liability is included in Accrued expenses ($1.3 and $5.5 million) and other long-term liabilities ($1.2 and $2.5 million) in the Consolidated Balance Sheets at December 31, 2020 and 2019, respectively. The $8 million expense has been recorded in operating expenses in the Statement of Operations for the year ended December 31, 2019.

In conjunction with our planned expansion of our Winchester, Kentucky production facility, we had outstanding noncancellable purchase orders of $4.3 million at December 31, 2020. It is our expectations that these commitments will be satisfied during fiscal 2021.

17.	Subsequent Events

Subsequent Events

On January 29, 2021, we paid off and terminated our 2019 Term Loan. All related liens and security interests in our assets and guarantees were terminated and released. We settled the 2019 Term Loan for $27.7 million including the outstanding principal amount of $27.0 million, a prepayment fee of $0.5 million along with $0.2 million in accrued unpaid interest. We recognized a loss of $2.6 million upon extinguishment due to the prepayment fee, the write off of unamortized debt issuance costs, and related fees.