Form 10-K/A
period 2020-12-31
Danimer Scientific, Inc.
filed 2021-05-14
CIK 1779020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

(Amendment No. 1)

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

At March 26, 2021, there were 88,327,719 outstanding shares of the registrant’s $0.0001 par value Class A Common Stock.

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2020 originally filed on March 30, 2021 (the “Original Form 10-K”) by Danimer Scientific, Inc. (“Danimer”, the “Company”, “we”, or “us”). On May 7, 2021, we filed a Current Report on Form 8-K with the Securities and Exchange Commission “(SEC”) disclosing the determination by management and the audit committee of our board of directors that, as a result of the re-evaluation described below, we will restate our previously issued Consolidated Financial Statements and related disclosures as of and for the year ended December 31, 2020. Refer to Note 1 to our Consolidated Financial Statements of this Amendment for additional information.

On April 12, 2021, the Division of Corporation Finance and the Office of the Chief Accountant of the SEC (“Staff”) released a public statement entitled Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”). In the statement, the Staff, among other things, highlighted potential accounting implications of certain terms that are common in warrants issued in connection with the initial public offerings of SPACs such as Danimer. As a result of the Staff Statement and in light of evolving views as to certain provisions commonly included in warrants issued by SPACs, we re-evaluated our accounting for the warrants issued in connection with our initial public offering and concluded that the private warrants (“Private Warrants”) should be accounted for as derivative liabilities pursuant to Accounting Standards Codification 815-40, Derivatives and Hedging: Contracts in Entity’s Own Equity, rather than as components of equity as we had previously treated them.

As a result, we are restating in this Amendment our Consolidated Financial Statements as of and for the period ended December 31, 2020 to reflect the change in accounting treatment (the “Restatement”).

In connection with the Restatement, we reassessed the effectiveness of our disclosure controls and procedures for the period affected by the Restatement. As a result of that reassessment, we determined that our disclosure controls and procedures were not effective because we identified a material weakness in our controls over the accounting for complex financial instruments, such as the Private Warrants.  For more information, see Item 9A.

This Amendment sets forth the Original Form 10-K in its entirety; however, this Amendment amends and restates only the following items of the Original Form 10-K and only with such modifications as necessary to reflect the Restatement.

●	Cover Page;

●	Cautionary Note Regarding Forward-Looking Statement

●	Part I, Item 1A. Risk Factors

●	Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations;

●	Part II, Item 8, Financial Statements and Supplementary Data;

●	Part II, Item 9A, Controls and Procedures; and

●	Part IV, Item 15 Exhibits, Financial Statement Schedules

In order to preserve the nature and character of the disclosures set forth in the Original Form 10-K, this Amendment speaks as of the date of the filing of the Original Form 10-K, and the disclosures contained in this Amendment have not been updated to reflect events occurring subsequent to that date, other than those associated with the Restatement. Among other things, forward-looking statements made in the Original Form 10-K have not been revised to reflect events that occurred or facts that became known to us after the filing of the Original Form 10-K, and such forward looking statements should be read in their historical context. Currently dated certifications from our Chief Executive Officer and Chief Financial Officer are also attached to this Amendment as Exhibits 31.1, 31.2, and 32.1. This Amendment should be read in conjunction with our other SEC filings.

Danimer Scientific, Inc.

 i

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS (As Restated)

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

As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include:

●	our ability to recognize the anticipated benefits of the Business Combination, which may be affected by, among other things, competition, and our ability to grow and manage growth profitably following the Closing;

●	costs related to the Business Combination;

●	changes in applicable laws or regulations;

●	the outcome of any legal proceedings against us;

●	the effect of the COVID-19 pandemic on our business;

●	our ability to execute our business model, including, among other things, market acceptance of our planned products and services and construction delays in connection with the expansion of our facilities;

●	our ability to raise capital;

●	the possibility that we may be adversely affected by other economic, business, and/or competitive factors; and,

●	our ability to timely and effectively remediate material weaknesses and maintain effective internal control over financial reporting and disclosure and procedures; and

●	other risks and uncertainties set forth in the section entitled “Risk Factors” of this Report, which is incorporated herein by reference.

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

ITEM 1A.	RISK FACTORS (As Restated in Part)

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

Except for the new risk factors entitled “Changes in the valuation of our Private Warrants could cause material non-cash losses,” “We have determined there was a material weakness in our internal control over financial reporting as of December 31, 2020. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results,” and “We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting,” included below, and the risk factors entitled, “We have a history of net losses and our future profitability is uncertain,” and “Our operating results may fluctuate significantly as a result of a variety of factors, many of which are outside of our control,” this Item 1A. Risk Factors section in this Annual Report on Form 10-K/A has not been updated to reflect developments following the Original Form 10-K.

Risks Related to the Company (As Restated in Part)

We have a history of net losses and our future profitability is uncertain.

We have recorded a loss for the fiscal year ended December 31, 2020, and our future profitability is uncertain. At December 31, 2020, our accumulated deficit was approximately $58.8 million. Since our inception, we have been engaged primarily in research and development and early-stage commercial activities. Because we have a limited history of commercial operations and we operate in a rapidly evolving industry, we cannot be certain that we will generate sufficient revenue to operate our business and become profitable.

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

Changes in the valuation of our Private Warrants could cause material non-cash losses.

The fair value of our Private Warrants fluctuates in response to changes in the inputs used to calculate it, each of which can be volatile. Changes in one or more of these inputs could have an adverse effect on our Consolidated Financial Statements.

While the Black Scholes model has several inputs, the most significant driver of the value of a Private Warrant is the market value per share of our common stock.  The relationship between the increase in our stock price and the increase in the warrant value is not linear, however. With all other inputs to the model used at December 31, 2020 held constant, we believe a $1.00 increase in our stock price from that date would yield an increase of approximately $0.90 in the fair value of a Private Warrant, whereas we believe a $10.00 increase in our stock price would yield an increase of approximately $9.29 in the fair value of a Private Warrant.  Since there are 6 million Private Warrants outstanding as of December 31, 2020, we believe the first $1 increase in our stock price between December 31, 2020 and March 31, 2021 would increase the private warrant liability by approximately $5.4 million and generate a loss on remeasurement of private warrants of the same amount.

Our operating results may fluctuate significantly as a result of a variety of factors, many of which are outside of our control.

We are subject to, among other things, the following factors that may negatively affect our operating results:

●	changes in market conditions and other inputs that affect the valuation of our Private Warrants;

●	the announcement or introduction of new products by our competitors;

●	our ability to upgrade and develop our systems and infrastructure to accommodate growth;

●	our ability to attract and retain key personnel in a timely and cost-effective manner;

●	our ability to attract new customers and retain existing customers;

●	technical difficulties;

●	the amount and timing of operating costs and capital expenditures relating to the expansion of our business, operations and infrastructure;

●	our ability to identify and enter into relationships with appropriate and qualified third-party providers of necessary testing and manufacturing services;

●	regulation by federal, state or local governments; and

●	general economic conditions, as well as economic conditions specific to the plastics industry, and other industries related to compostable or biodegradable substitutes for non-biodegradable plastics.

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

We have determined there was a material weakness in our internal control over financial reporting as of December 31, 2020. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation in those internal controls.

Following the release of the Staff Statement, our management and our audit committee concluded that, in light of the Staff Statement, it was appropriate to restate our previously issued Consolidated Financial Statements as of and for the period ended December 31, 2020, as discussed in the Explanatory Note to this Annual Report on Form 10-K/A and Note 1 to the Consolidated Financial Statements. As part of this process, and as discussed further in Item 9A, “Controls and Procedures,” we evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report and determined there was a material weakness in our controls over the accounting for complex financial instruments, such as the Private Warrants issued in connection with the initial public offering of Live Oak.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim Consolidated Financial Statements will not be prevented or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

Following the issuance of the Staff Statement, our management and our audit committee concluded that it was appropriate to restate our previously issued Consolidated Financial Statements as of and for the year ended December 31, 2020, as discussed in the Explanatory Note to this Annual Report on Form 10-K/A and Note 1 to the Consolidated Financial Statements. As part of the Restatement, we determined there was a material weakness in our internal controls over financial reporting.

As a result of such material weakness, the Restatement, the change in accounting for the private warrants, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the Restatement and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Annual Report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future.

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

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (As Restated)

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

Restatement

As discussed in the Explanatory Note to this Annual Report on Form 10-K/A and Note 1 to the Consolidated Financial Statements, we are restating our Consolidated Financial Statements and related financial information for the year ended December 31, 2020. The following discussion and analysis of our financial condition and results of operations is based on the restated amounts. See Note 1 to our Consolidated Financial Statements, which accompany the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K/A, for further detail regarding the restatement adjustments. In addition, for further information regarding the matters leading to the restatement and related findings respect to our disclosure controls and procedures and internal control over financial reporting, see Part II, Item 9A, “Controls and Procedures” of this Annual Report on Form 10-K/A.

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

The most significant change in our reported financial position is an increase in cash and cash equivalents (as compared to our Consolidated Balance Sheet at December 31, 2019) of $371.3 million. We also assumed a warrant liability as a result of the Business Combination with a fair value of $82.9 million at December 31, 2020. Total non-recurring transaction costs incurred in connection with the Business Combination were $27.1 million, of which $22.8 million were recorded as an offset to equity. Transaction costs of $6.7 million were previously recorded in the legal acquirer’s results and therefore are not reflected in the amounts discussed above. See Note 3 to our 2020 Consolidated Financial Statements.

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

Critical accounting policies (As Restated)

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

We derive our revenues from: 1) product sales of developed compostable resins based on polylactic acid (“PLA”), polyhydroxyalkanoates (“PHA”), and other renewable materials; and 2) research and development (R&D) services related to developing customized formulations of biodegradable resins based on PHA as well as tolling revenues.

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

Private Warrants

We account for outstanding Private Warrants to purchase our common stock for $11.50 per share as derivatives under ASC Subtopic 815-40, Derivatives and Hedging: Contracts in Entity’s Own Equity since these warrants do not meet the criteria for equity classification and must be recorded as liabilities. Therefore we report these warrants at their fair value on our Consolidated Balance Sheet and report the changes in the fair value of the Private Warrants in nonoperating income (expense) in our Consolidated Statements of Operations. We will continue to adjust the liability for such changes in fair value until the earliest of the exercise, transfer or expiration of the Private Warrants.

While the Black Scholes model has several inputs, the most significant driver of the value of a Private Warrant is the market value per share of our common stock.  The relationship between the increase in our stock price and the increase in the warrant value is not linear, however. With all other inputs to the model used at December 31, 2020 held constant, we believe a $1.00 increase in our stock price from that date would yield an increase of approximately $0.90 in the fair value of a Private Warrant, whereas we believe a $10.00 increase in our stock price would yield an increase of approximately $9.29 in the fair value of a Private Warrant.  Since there are 6 million Private Warrants outstanding as of December 31, 2020, we believe the first $1 increase in our stock price between December 31, 2020 and March 31, 2021 would increase the private warrant liability by approximately $5.4 million and generate a loss on remeasurement of private warrants of the same amount.

Recent accounting pronouncements

A discussion of recently issued accounting standards applicable to us is included in Note 2 to our Consolidated Financial Statements.

Consolidated Results of Operations for the Years Ended December 31, 2020 and 2019 (As Restated)

	Years ended December 31,		Percentage
(in thousands)	2020	2019	Change
Revenue	$47,333	$32,344	46.3%
Cost of revenue	35,876	21,237	68.9%
Gross profit	11,457	11,107	3.2%
Gross profit percentage	24.2%	34.3%	-29.5%
Operating expense	27,194	21,509	26.4%
Gain on disposal of assets	(9)	(281)	-96.8%
Legal settlement	—	8,000	-100.0%
Loss from operations	(15,728)	(18,121)	-13.2%
Interest expense	(2,427)	(3,475)	-30.2%
Gain on NMTC loan extinguishment	5,266	5,550	-5.1%
Gain on remeasurement of private warrants	3,720	-	-
Other income, net	316	617	-48.8%
Income tax expense	—	(4,085)	-100.0%
Net loss	$(8,853)	$(19,514)	-35.6%

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

Legal settlement

During the year ended December 31, 2019, we recognized a liability and recorded an expense of $8.0 million in connection with the settlement of certain legal proceedings originating in 2015 related to a former executive and a related advisory contract. Further details regarding the settlement are contained in Note 17 of our Consolidated Financial Statements.

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

Gain on loan extinguishment

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

Gain on remeasurement of private warrants

During the year ended December 31, 2020, we recognized a gain on our Private Warrants, which we account for as derivative instruments. This gain represents a decline in the fair value of each of the 6 million outstanding Private Warrants of $0.62 due primarily to a $0.69 decline in the market price of our common stock between December 29, 2020 and December 31, 2020, as further described in Note 10 of our Consolidated Financial Statements.

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

Net loss

The net loss was $8.9 million for the year ended December 31, 2020 compared to a net loss of $19.5 million for the year ended December 31, 2019. The change from 2019 to 2020 was primarily attributable to the effect of the legal settlement of $8.0 million and income tax provision of $4.1 million recorded in 2019 offset by the increase in operating expenses of $5.7 million and the gain on remeasurement of private warrants of $3.7 million in 2020 as discussed in the sections above.

Liquidity and capital resources

Our primary sources of liquidity are operations, equity issuances, and debt financings. We had an accumulated deficit of $58.8 million and $49.9 million as of December 31, 2020 and 2019, respectively. As of December 31, 2020, we had $377.6 million in cash and cash equivalents and working capital of $351.9 million. As of December 31, 2019, we had $6.3 million in cash and cash equivalents and a deficit in working capital of $15.0 million. While we believe we have established an ongoing source of revenue that is sufficient to cover our ongoing operating costs, we are currently experiencing a period of significant capital expenditures resulting from the ongoing expansion and construction of our manufacturing and production facilities.

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

item 8.	financial statements and supplementary data

See financial statements included in Item 15, “Exhibits, Financial Statement Schedules,” of this Report.

item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES (As Restated)

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) designed to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and is accumulated and communicated to our management, including our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), as appropriate, to allow timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures under the Exchange Act as of December 31, 2020, the end of the period covered by this Annual Report on Form 10-K. At the time our Annual Report on Form 10-K for the year ended December 31, 2020 was filed on March 30, 2021, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Subsequent to that evaluation, solely as a result of the material weakness as described below, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2020, our disclosure controls and procedures were not effective.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that a reasonable possibility exists that a material misstatement of our annual or interim financial statements could not be prevented or detected on a timely basis. We determined we had a material weakness in our controls over the accounting for complex financial instruments. Our controls to evaluate the accounting for complex financial instruments, such as warrants, did not operate effectively to appropriately apply the provisions of ASC 815-40. This material weakness resulted in the failure to prevent a material error in our accounting for warrants and the resulting restatement of our previously issued financial statements.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Amended Annual Report. That evaluation included consideration of the views expressed in the Staff Statement of April 12, 2021 in which the SEC Staff clarified its interpretations of certain generally accepted accounting principles related to warrants issued by SPACs. Prior to the Staff Statement, we believed that our Private Warrant accounting was consistent with generally accepted accounting principles. Our belief was supported by the fact that most other SPACs and parties who have merged with SPACs similarly interpreted the warrant accounting principles at issue. However, based on the clarifications expressed in the Staff Statement which resulted in the restatement discussed further in Note 1 to the Consolidated Financial Statements, our management, Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2020 in providing them with material information relating to the Company and its consolidated subsidiaries required to be disclosed in the reports we file under the Exchange Act.

Notwithstanding the material weakness discussed above, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our financial statements included in this Form 10-K/A present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in accordance with accounting principles generally accepted in the United States.

Restatement of Previously Issued Financial Statements

On May 3, 2021, our management and Audit Committee concluded that our previously issued Consolidated Financial Statements as of and for the year ended December 31, 2020 should not be relied on due to the effect of the change in our accounting for the Private Warrants. However, the adjustments to the Consolidated Financial Statements do not impact the amounts previously reported for cash and cash equivalents, revenues, loss from operations or total cash flows from operating, financing or investing activities.

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

10.23	Ratification by Guarantor, dated March 18, 2021, by Meredian Holdings Group, Inc., a Delaware corporation (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K (Commission File No. 001-39280) filed on March 24, 2021).

10.24†	Loan and Security Agreement, dated as of March 13, 2019, by and among Danimer Scientific Holdings, LLC, Meredian, Inc., Danimer Scientific, L.L.C., Danimer Scientific Kentucky, Inc., Meredian Bioplastics, Inc., Danimer Bioplastics, Inc., such additional borrowers party thereto, such additional guarantors party thereto, the lenders party thereto, and White Oak Global Advisors, LLC (incorporated by reference to Exhibit 10.21 to the S-4).

10.25	Consent and Modification under Loan and Security Agreement, dated as of November 5, 2019, by and among Danimer Scientific Holdings, LLC, Meredian, Inc., Danimer Scientific, L.L.C., Danimer Scientific Kentucky, Inc., Meredian Bioplastics, Inc., Danimer Bioplastics, Inc., such additional borrowers party thereto, such additional guarantors party thereto, the lenders party thereto, and White Oak Global Advisors, LLC. (incorporated by reference to Exhibit 10.22 to the S-4).

10.26	Consent and Modification under Loan and Security Agreement, dated as of December 18, 2019, by and among Danimer Scientific Holdings, LLC, Meredian, Inc., Danimer Scientific, L.L.C., Danimer Scientific Kentucky, Inc., Meredian Bioplastics, Inc., Danimer Bioplastics, Inc., such additional borrowers party thereto, such additional guarantors party thereto, the lenders party thereto, and White Oak Global Advisors, LLC. (incorporated by reference to Exhibit 10.23 to the S-4).

10.27	Consent and Modification under Loan and Security Agreement, dated as of January 23, 2020, by and among Danimer Scientific Holdings, LLC, Meredian, Inc., Danimer Scientific, L.L.C., Danimer Scientific Kentucky, Inc., Meredian Bioplastics, Inc., Danimer Bioplastics, Inc., such additional borrowers party thereto, such additional guarantors party thereto, the lenders party thereto, and White Oak Global Advisors, LLC (incorporated by reference to Exhibit 10.24 to the S-4).

10.28	Consent and Modification under Loan and Security Agreement, dated as of March 27, 2020, by and among Danimer Scientific Holdings, LLC, Meredian, Inc., Danimer Scientific, L.L.C., Danimer Scientific Kentucky, Inc., Meredian Bioplastics, Inc., Danimer Bioplastics, Inc., such additional borrowers party thereto, such additional guarantors party thereto, the lenders party thereto, and White Oak Global Advisors, LLC (incorporated by reference to Exhibit 10.25 to the S-4).

10.29	Consent and Modification under Loan and Security Agreement, dated as of May 14, 2020, by and among Danimer Scientific Holdings, LLC, Meredian, Inc., Danimer Scientific, L.L.C., Danimer Scientific Kentucky, Inc., Meredian Bioplastics, Inc., Danimer Bioplastics, Inc., such additional borrowers party thereto, such additional guarantors party thereto, the lenders party thereto, and White Oak Global Advisors, LLC (incorporated by reference to Exhibit 10.26 to the S-4).

10.30	Consent and Modification under Loan and Security Agreement, dated as of July 13, 2020, by and among Danimer Scientific Holdings, LLC, Meredian, Inc., Danimer Scientific, L.L.C., Danimer Scientific Kentucky, Inc., Meredian Bioplastics, Inc., Danimer Bioplastics, Inc., such additional borrowers party thereto, such additional guarantors party thereto, the lenders party thereto, and White Oak Global Advisors, LLC (incorporated by reference to Exhibit 10.27 to the S-4).

10.31	Termination Agreement, dated as of January 29, 2021, by and among White Oak Global Advisors, LLC, Danimer Scientific Holdings, LLC, Meredian, Inc., Meredian Bioplastics, Inc., Danimer Scientific, L.L.C., Danimer Bioplastics, Inc., Danimer Scientific Kentucky, Inc., and Meredian Holdings Group, Inc. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (Commission File No. 001-39280) filed on February 4, 2021).

10.32†	Amended and Restated Master Lease Agreement, dated May 2020, between Store Capital Acquisitions, LLC and Meredian Holdings Group, Inc. (incorporated by reference to Exhibit 10.28 to the S-4).

10.33#	Form of Stock Option Agreement under the Danimer Scientific, Inc. 2020 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.29 to Current Report on Form 8-K (Commission File No. 001-39280) filed on January 5, 2021).

10.34#	Form of Restricted Stock Agreement under the Danimer Scientific, Inc. 2020 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.30 to Current Report on Form 8-K (Commission File No. 001-39280) filed on January 5, 2021).

16.1	Letter from WithumSmith+Brown, PC to the Commission, dated January 5, 2021 (incorporated by reference to Exhibit 16.1 to Current Report on Form 8-K (Commission File No. 001-39280) filed on January 5, 2021).

16.2	Letter from Thomas Howell Ferguson P.A. to the Commission, dated January 6, 2021 (incorporated by reference to Exhibit 16.2 to Current Report on Form 8-K (Commission File No. 001-39280) filed on January 6, 2021).

21.1	List of the Company’s subsidiaries (incorporated by reference to exhibit 21.1 to the Annual Report on Form 10-K (Commission file no. 001-39280) filed on March 30, 2021).

23.1*	Consent of Thomas Howell Ferguson P.A

23.2*	Consent of KPMG LLP

31.1*	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Financial Officer

32.1**	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Calculation Linkbase*

101.LAB	XBRL Taxonomy Label Linkbase*

101.PRE	XBRL Definition Linkbase Document*

101.DEF	XBRL Definition Linkbase Document*

*	Filed herewith.

**	Furnished herewith.

+	The schedules and exhibits to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.

#	Indicates management contract or compensatory plan or arrangement.

†	Portions of this exhibit have been omitted in accordance with Item 601 of Regulation S-K.

ITEM 16.	FORM 10-K SUMMARY

Omitted at registrant’s option.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Danimer Scientific, Inc.

Date: May 14, 2021	By:	/s/ Stephen E. Croskrey
Stephen E. Croskrey
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Person	Capacity	Date

/s/ Stephen E. Croskrey	Chief Executive Officer, Director, and Chairman of the Board
Stephen E. Croskrey	(Principal Executive Officer)	May 14, 2021

/s/ John A. Dowdy, III	Chief Financial Officer
John A. Dowdy, III	(Principal Financial and Accounting Officer)	May 14, 2021

/s/ John P. Amboian
John P. Amboian	Director	May 14, 2021

/s/ Richard J. Hendrix
Richard J. Hendrix	Director	May 14, 2021

/s/ Christy Basco
Christy Basco	Director	May 14, 2021

/s/ Philip Gregory Calhoun
Philip Gregory Calhoun	Director	May 14, 2021

/s/ Gregory Hunt
Gregory Hunt	Director	May 14, 2021

/s/ Dr. Isao Noda
Dr. Isao Noda	Director	May 14, 2021

/s/ Stuart Pratt
Stuart Pratt	Director	May 14, 2021

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

Correction of a Misstatement

As discussed in Note 1 to the consolidated financial statements, the 2020 consolidated financial statements have been restated to correct a misstatement.

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

/s/ KPMG LLP

We have served as the Company’s auditor since 2020.

Atlanta, Georgia

March 29, 2021, except as to Notes 1, 2, 10, 11, 14, and 18, which is as of May 14, 2021

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

Danimer Scientific, Inc.

Consolidated Balance Sheets

	December 31,
(in thousands, except share and par value amounts)	2020	2019
	As Restated
Assets
Current assets
Cash and cash equivalents	$377,581	$6,261
Accounts receivable, net	6,605	4,765
Inventory	13,642	7,038
Prepaid expenses and other current assets	3,089	417
Contract assets	1,466	758
Total current assets	402,383	19,239

Property, plant and equipment, net	106,795	72,352
Intellectual property, net	1,801	2,052
Right-of-use assets	19,387	20,055
Leverage loans receivable	13,408	27,742
Restricted cash	2,316	3,017
Other assets	111	116
Total assets	$546,201	$144,573

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$10,610	$8,120
Accrued liabilities	9,220	9,724
Unearned revenue and contract liabilities	2,455	4,580
Current portion of lease liability	3,000	2,583
Current portion of long-term debt, net	25,201	9,277
Total current liabilities	50,486	34,284

Private warrant liability	82,860	-
Long-term lease liability, net	24,175	17,434
Long-term debt, net	31,386	73,779
Other long-term liabilities	1,250	2,500
Total liabilities	190,157	127,997

Commitments and contingencies (Note 17)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized: zero shares issued and outstanding	-	-
Common stock, $0.0001 par value; 200,000,000 shares authorized: 84,535,640 and 25,371,186 shares issued and outstanding at December 31, 2020 and 2019, respectively	8	3
Additional paid-in capital	414,819	66,503
Accumulated deficit	(58,783)	(49,930)
Total stockholders’ equity	356,044	16,576
Total liabilities and stockholders’ equity	$546,201	$144,573

The accompanying notes are an integral part of these consolidated financial statements.

Danimer Scientific, Inc.

Consolidated Statements of Operations

	Years Ended December 31,
(in thousands, except share and per share data)	2020	2019
	As Restated
Revenue
Products	$40,692	$26,862
Services	6,641	5,482
Total revenue	47,333	32,344
Costs and expenses:
Cost of revenue	35,876	21,237
Selling, general and administrative	19,343	16,027
Research and development	7,851	5,482
Gain on disposal of assets	(9)	(281)
Legal settlement	-	8,000
Total costs and expenses	63,061	50,465
Loss from operations	(15,728)	(18,121)

Nonoperating income (expense):
Interest expense	(2,427)	(3,475)
Gain on loan extinguishment	5,266	5,550
Gain on remeasurement of private warrants	3,720	-
Interest income	347	340
Other income (expense), net	(31)	277
Loss before income taxes	(8,853)	(15,429)
Income tax expense	-	4,085
Net loss	$(8,853)	$(19,514)

Basic and diluted net loss per share (1)	$(0.30)	$(0.77)

Weighted average number of common shares used to compute basic and diluted net loss per common share (1)	29,570,658	25,335,298

(1) - Retroactively restated to give effect to reverse acquisition.

Danimer Scientific, Inc.

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
(in thousands, except share amounts)	Shares	Amount	Capital	Deficit	Equity

Balances at December 31, 2018	2,670,481	$3	$56,751	$(30,416)	$26,338
Retroactive application of recapitalization	21,785,784	-	-	-	-
Balances at December 31, 2018, after effect of reverse acquisition (Note 3)	24,456,265	$3	$56,751	$(30,416)	$26,338

Stock-based compensation	-	-	5,271	-	5,271
Issuance of common stock, net of issuance costs (1)	1,427,448	-	8,752	-	8,752
Beneficial conversion feature on convertible notes	-	-	331	-	331
Repurchase and retirement of common stock (1)	(512,527)	-	(4,602)	-	(4,602)
Net loss	-	-	-	(19,514)	(19,514)
Balances at December 31, 2019	25,371,186	$3	$66,503	$(49,930)	$16,576

Stock-based compensation	-	-	3,645	-	3,645
Issuance of common stock, net of issuance costs (1)	4,732,516	1	32,517	-	32,518
Conversion of debt to common stock (1)	99,932	-	655	-	655
Exercises of stock options (1)	1,690,268	-	5,540	-	5,540
Beneficial conversion feature on convertible notes	-	-	93	-	93
Convertible debt converted at date of reverse acquisition (1)	1,686,507	-	11,068	-	11,068
Recapitalization proceeds from sale of common stock, net of transaction costs of $22,844	24,998,000	2	171,380	-	171,382
Sale of common shares to private investors	21,000,000	2	209,998	-	210,000
Exercise of executive stock options (1)	4,957,231	-	-	-	-
Private warrant liability assumed in Business Combination	-	-	(86,580)	-	(86,580)
Net loss	-	-	-	(8,853)	(8,853)
Balances at December 31, 2020 As Restated	84,535,640	$8	$414,819	$(58,783)	$356,044

(1) - Retroactively restated to give effect to reverse acquisition.

The accompanying notes are an integral part of these consolidated financial statements.

Danimer Scientific, Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31,
(in thousands)	2020	2019
	As Restated
Cash flows from operating activities
Net loss	$(8,853)	$(19,514)
Adjustments to reconcile net loss to net cash used in operating activities
Gain on remeasurement of private warrants	3,720	-
Depreciation and amortization	4,609	3,507
Amortization of right-of-use assets and lease liability	514	562
Amortization of debt issuance costs and debt discounts	1,655	1,511
Stock-based compensation	3,645	5,271
Deferred income taxes	-	4,137
Gain on loan extinguishment	(5,266)	(5,550)
Gain on disposal of fixed assets	(9)	(281)
Interest incurred but not paid	809	-

Changes in operating assets and liabilities:
Accounts receivable	(1,600)	2,195
Inventories	(6,604)	(2,993)
Prepaid expenses and other current assets	(2,392)	(263)
Contract assets	(708)	(757)
Other assets	5	(73)
Accounts payable	993	3,635
Accrued and other long-term liabilities	5,250	7,360
Unearned revenue and contract liabilities	(2,125)	(420)
Net cash used in operating activities	(13,797)	(1,673)

Cash flows from investing activities
Purchases of property, plant and equipment	(38,268)	(36,560)
Investment in leverage loans receivable related to NMTC financing	-	(13,408)
Proceeds from sales of property, plant and equipment	9	875
Net cash used in investing activities	(38,259)	(49,093)

Cash flows from financing activities
Proceeds from Business Combination and PIPE offering	403,702	-
Transaction costs related to Business Combination and PIPE offering	(21,556)	-
Proceeds from long-term debt	4,547	48,251
Proceeds from NMTC financing	-	21,000
Principal payments on long-term debt	(1,941)	(15,222)
Proceeds from issuance of common stock, net of issuance costs	32,518	8,752
Proceeds from exercise of stock options	5,540	-
Repurchase and retirement of common stock	-	(4,602)
Cash paid for debt issuance costs	(135)	(4,681)
Net cash provided by financing activities	422,675	53,498
Net increase in cash and cash equivalents and restricted cash	370,619	2,732

Cash and cash equivalents and restricted cash
Beginning of year	9,278	6,546
End of year	$379,897	$9,278

Supplemental cash flow information
Cash paid for interest, net of interest capitalized	$1,450	$1,964
Cash paid for income taxes	24	-

Supplemental schedule of noncash transactions
Changes in accounts payable and accrued expenses for capital additions to property, plant and equipment	$533	$6,318
Extinguishment of NMTC leverage loan receivable	14,334	20,478
Extinguishment of NMTC debt	20,000	26,069
Conversion of convertible debt to common stock	11,723	-
Transaction costs in accounts payable and accrued expenses	1,288	-
Accounts payable settled directly by landlord	1,082	-
Net assets acquired from Live Oak in Business Combination	524	-
Private warrant liability assumed from Live Oak in Business Combination	86,580	-

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

Danimer Scientific, Inc.

Notes to Consolidated Financial Statements
December 31, 2020 and 2019

Restatement of Previously Issued Financial Statements

On April 12, 2021, subsequent to filing our Form 10-K on March 30, 2021, the Division of Corporation Finance and the Office of the Chief Accountant of the Securities and Exchange Commission (the “SEC”) released a public statement (“Staff Statement”) entitled, Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”). In response to the Staff Statement, we reevaluated the accounting treatment for our warrants. We had previously classified our private warrants (“Private Warrants”), which were issued in 2020, as equity. The warrant agreement governing the Private Warrants includes a provision which, when applied, could result in different settlement values for the Private Warrants depending on their holder. Because the holder of an instrument is not an input into the pricing of a fixed-for-fixed option on our common stock, the Private Warrants could not be considered as “indexed to the Company’s own stock” under Accounting Standards Codification Subtopic 815-40, Derivatives and Hedging: Contracts in Entity’s Own Equity. While the terms of the Private Warrants have not changed, we concluded that the Private Warrants do not meet the conditions to be classified in equity and should instead be classified as liabilities in the Consolidated Balance Sheet due to this settlement provision. Accordingly, the fair value of the Private Warrants should be reflected as a liability and the change in the fair value of such liability in each period should be recognized as a non-cash charge or gain in the Consolidated Statements of Operations. As a result, we have restated our Consolidated Financial Statements as of and for the year ended December 31, 2020. We recorded an $86.6 million private warrant liability as a reduction to additional paid-in capital at December 29, 2020. Subsequent changes in fair value of the Private Warrants were recorded as a gain on remeasurement of private warrants of $3.7 million within the Consolidated Statement of Operations for the year ended December 31, 2020 and the private warrant liability was $82.9 million as of December 31, 2020.

The table below sets forth the effects of the restatement by Consolidated Balance Sheet caption at December 31, 2020:

	December 31, 2020
	Reported	Restated
Private warrant liability	$—	$82,860
Total liabilities	107,297	190,157
Additional paid-in capital	501,399	414,819
Accumulated deficit	(62,503)	(58,783)
Total stockholders’ equity	438,904	356,044

The table below sets forth the effects of the restatement by Consolidated Statements of Operations caption for the year ended December 31, 2020.

	Year ended December 31, 2020
	Reported	Restated
Total revenue	$47,333	$47,333
Loss from operations	(15,728)	(15,728)
Gain on remeasurement of private warrants	—	3,720
Net loss	(12,573)	(8,853)
Loss per share, basic and diluted	(0.43)	(0.30)

The table below sets forth the effects of the restatement on the Consolidated Statement of Cash Flows for the year ended December 31, 2020.

	Year ended December 31, 2020
	Reported	Restated
Net loss	$(12,573)	$(8,853)
Gain on remeasurement of private warrants	—	(3,720)

Danimer Scientific, Inc.

Notes to Consolidated Financial Statements
December 31, 2020 and 2019

In addition to the restatement of the Consolidated Financial Statements, we also restated the following Notes for the year ended December 31, 2020 to reflect the error corrections noted above.

●	Note 2. Significant Accounting Policies
●	Note 10. Private Warrant Liability
●	Note 11. Stockholders' Equity
●	Note 14. Income Taxes

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

The carrying amounts of our cash and cash equivalents and restricted cash were measured using quoted market prices in active markets and represent Level 1 investments. Our other financial instruments such as accounts receivable, accounts payable and accrued expenses, approximate their fair values due to their short maturities. The carrying value of our long-term debt instruments also approximates fair value due to their floating interest rates and/or short-term maturities (see Note 9). Our Private Warrants are classified as Level 3 financial instruments (see Note 10).

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

We derive our revenues primarily from: 1) product sales of developed compostable resins based on polylactic acid (“PLA”), polyhydroxyalkanoates (“PHA”), and other renewable materials; and 2) research and development (“R&D”) services related to developing customized formulations of biodegradable resins based on PHA.

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

 The aggregate value of the consideration paid by Live Oak in the Business Combination was $397.3 million, consisting of 39,726,570 shares of Live Oak Class A common stock valued at $10.00 per share. In addition, pursuant to the Merger Agreement, we assumed all vested or unvested outstanding options to purchase common shares of Legacy Danimer under its 2016 Director and Executive Officer Stock Incentive Plan and 2016 Omnibus Plan along with options and warrants issued under Non-Plan Legacy Danimer Options and Warrants arrangements (see Notes 10, 11 and 12) and these instruments converted into options and warrants to purchase 6,315,924  shares of our common stock with no changes to the terms of the awards. We realized net proceeds after transaction costs of $381.4 million from the Business Combination.

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

Danimer Scientific, Inc.

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

10. Private Warrant Liability

At the Closing Date, there were 6,000,000 outstanding Private Warrants to purchase shares of our common stock that were issued by Live Oak in connection with our initial public offering. Each Private Warrant entitles the holder to purchase one share of our common stock at a price of $11.50 per share, subject to adjustments. The Private Warrants are exercisable at any time after May 7, 2021, and we do not have any right to compel the exercise or redemption of the Private Warrants. The Private Warrants are not transferable, assignable, or saleable until after January 28, 2021. If the Private Warrants are transferred, assigned, or sold to other than the Sponsor or its permitted transferee, they become Public Warrants (as defined in Note 11). On December 28, 2025, any remaining outstanding Private Warrants will expire.

The Private Warrants meet the definition of a derivative instrument under ASC Subtopic 815-40 and are reported as liabilities in the Consolidated Balance Sheet at December 31, 2020 since the warrants do not meet the criteria for equity classification. Therefore, we report these Private Warrants at their fair value on our Consolidated Balance Sheets with changes in the fair value of the Private Warrants recorded as a non-cash charge or gain in our Consolidated Statements of Operations. The Private Warrants are Level 3 financial instruments. A rollforward of the private warrant liability is below, in thousands:

Balance at December 31, 2019	$-
Initial valuation on December 29, 2020	(86,580)
Gain on remeasurement of private warrants	3,720
Balance at December 31, 2020	$(82,860)

The table below sets forth the inputs to our Black-Scholes models and the fair values of the Private Warrants we calculated.

	December 31, 2020	December 29, 2020
Fair value determined per warrant	$13.81	$14.43
Share price of our common stock	$23.51	$24.20
Expected annual dividend yield (1)	0.0%	0.0%
Expected volatility (2)	40%	40%
Risk-free rate (3)	0.36%	0.37%
Expected terms (years) (4)	4.99	5.00

(1)	We have not paid and do not currently anticipate paying a cash dividend on our common stock.
(2)	We estimated expected volatilities using stock data for select peer public companies over a timeframe similar to the expected terms. We selected peer companies using our judgement and as such, expected volatility is a Level 3 input.
(3)	We estimated the risk-free rates based on the expected terms using the U.S. Treasury yield curve in effect as of the valuation dates.
(4)	The expected terms are equal to the remaining contractual life of the Private Warrants at each measurement date.

Danimer Scientific, Inc.

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

11.	Stockholders’ Equity

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

Public Warrants

Upon the Closing, there were 10,000,000 outstanding Public Warrants to purchase shares of our common stock that were issued by Live Oak prior to the Business Combination. Each whole warrant entitles the holder to purchase one share of our common stock at a price of $11.50 per share, subject to adjustments. The warrants are exercisable at any time after May 7, 2021.  Once the Public Warrants become exercisable, we may redeem the outstanding warrants in whole at a price of $0.01 per warrant upon a minimum of 30 days’ prior written notice of redemption, if and only if the last sale price of our common stock equals or exceeds $18.00 per share for any 20-trading days within a 30-trading day period ending three business days before we send the notice of redemption to the warrant holders. The Public Warrants will expire on December 28, 2025 or earlier upon redemption or liquidation. These warrants qualify for equity classification since they meet the criteria to be considered as “indexed to the Company’s own stock” under ASC Subtopic 815-40 and we have included them in additional paid-in capital in the Consolidated Balance Sheet at December 31, 2020.

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

12.	Stock-Based Compensation

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

Danimer Scientific, Inc.

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

The following table reconciles the undiscounted future lease payments for operating leases to the operating lease liabilities recorded in the Consolidated Balance Sheet at December 31, 2020, in thousands:

(in thousands)

Undiscounted future operating lease cash flows
2021	$3,190
2022	3,254
2023	3,319
2024	3,386
2025	3,453
Thereafter	51,710
68,312
Less interest	(41,137)
Present value of lease liability	$27,175

14.	Income Taxes

The significant components of our income tax (benefit) expense were as follows:

	Years Ended December 31,
(in thousands)	2020	2019

Current tax expense (benefit)
Federal	$-	$(52)
State	-	-
Total current expense (benefit)	-	(52)
Deferred tax expense (benefit)
Federal	(2,134)	-
Federal valuation allowance	2,134	3,218
State	(463)	-
State valuation allowance	463	919
Total deferred expense	-	4,137
Total income tax expense	$-	$4,085

A reconciliation of the income tax provision to that computed by applying the statutory federal income tax rate to the income before the provision for income taxes is as follows:

	Years Ended December 31,
(in thousands)	2020	2019

Federal income tax benefit at statutory federal rate	$(1,859)	$(3,211)
Permanent difference associated with gain on remeasurement of private warrants	(781)	-
State income tax benefit, net of federal taxes	(573)	(725)
Transaction costs associated with the Business Combination	(220)	-
Revisions to prior years’ estimates	662	(1,003)
Stock-based compensation	157	-
Other permanent differences	17	18
Other	-	3
Valuation allowance	2,597	9,003
Total income tax expense	$-	$4,085

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

15.	Related Party Transactions

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

Danimer Scientific, Inc.

Notes to Consolidated Financial Statements

December 31, 2020 and 2019

16.	Retirement Plan

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

17.	Commitments and Contingencies

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

In November 2015, we terminated a former executive and terminated our contract with an advisory firm (the “Advisory Contract”), pursuant to which we, through the advisory firm, engaged the individual as an executive of the Company. In December 2015, we deemed the Advisory Contract, together with all related arrangements in connection therewith, void, including any share issuances in connection with such arrangements. We filed suit against the former executive and the advisory firm during 2016, and various counterclaims were filed by the former executive and the advisory firm. During the third quarter of 2020, this matter was settled and we agreed to pay $8 million to resolve all outstanding claims, the executive agreed to the cancellation of any shares issued to such executive pursuant to the Advisory Contract and related arrangements, and the exchange of mutual releases among the parties. The liability is included in Accrued expenses ($1.3 and $5.5 million) and other long-term liabilities ($1.2 and $2.5 million) in the Consolidated Balance Sheets at December 31, 2020 and 2019, respectively. The $8 million expense has been recorded in operating expenses in the Consolidated Statement of Operations for the year ended December 31, 2019.

In conjunction with our planned expansion of our Winchester, Kentucky production facility, we had outstanding noncancellable purchase orders of $4.3 million at December 31, 2020. It is our expectations that these commitments will be satisfied during fiscal 2021.

18.	Subsequent Events

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

On April 12, 2021, we received notice that our PPP Loan has been forgiven. We expect that $1.8 million, representing principal and interest earned on the balance in escrow, and net of associated fees, will be released to us from escrow during the quarter ending June 30, 2021.

On April 29, 2021, we entered into a $21.0 million asset-based revolver arrangement with Truist Bank, which bears a variable interest rate and is subject to customary terms and conditions.  The arrangement matures April 29, 2026.