Form 10-Q
period 2021-03-31
Danimer Scientific, Inc.
filed 2021-05-18
CIK 1779020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File Number: 001-39280

DANIMER SCIENTIFIC, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	84-1924518
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
140 Industrial Boulevard Bainbridge, GA	39817
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (229) 243-7075

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common stock, $0.0001 par value per share	DNMR	New York Stock Exchange
Warrants to purchase one share of Common Stock	DNMR WS	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes   ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 12, 2021, the registrant had 85,536,515 shares of common stock, $0.001 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS

Certain statements contained herein, as well as in other filings we make with the United States Securities and Exchange Commission (“SEC”) and other written and oral information we release, regarding our future performance constitute "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements may relate to, among other things, the impact on our business, operations and financial results of the COVID-19 pandemic (which, among other things, may affect many of the items listed below); the demand for our products and services; revenue growth; effects of competition; supply chain and technology initiatives; inventory and in-stock positions; state of the economy; state of the credit markets, including mortgages, home equity loans, and consumer credit; impact of tariffs; demand for credit offerings; management of relationships with our employees, suppliers and vendors, and customers; international trade disputes, natural disasters, public health issues (including pandemics and related quarantines, shelter-in-place orders, and similar restrictions), and other business interruptions that could disrupt supply or delivery of, or demand for, the Company’s products or services; continuation of equity programs; net earnings performance; earnings per share; capital allocation and expenditures; liquidity; return on invested capital; expense leverage; stock-based compensation expense; commodity price inflation and deflation; the ability to issue debt on terms and at rates acceptable to us; the impact and expected outcome of investigations, inquiries, claims, and litigation; the effect of accounting charges; the effect of adopting certain accounting standards; the impact of regulatory changes; financial outlook; and the integration of acquired companies into our organization and the ability to recognize the anticipated synergies and benefits of those acquisitions.

Forward-looking statements are based on currently available information and our current assumptions, expectations and projections about future events. You should not rely on our forward-looking statements. These statements are not guarantees of future performance and are subject to future events, risks and uncertainties – many of which are beyond our control, dependent on the actions of third parties, or currently unknown to us – as well as potentially inaccurate assumptions that could cause actual results to differ materially from our expectations and projections. These risks and uncertainties include, but are not limited to, those described in Part II, Item 1A, "Risk Factors" and elsewhere in this report and as also may be described from time to time in future reports we file with the SEC. You should read such information in conjunction with our Condensed Consolidated Financial Statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report. There also may be other factors that we cannot anticipate or that are not described in this report, generally because we do not currently perceive them to be material. Such factors could cause results to differ materially from our expectations.

Forward-looking statements speak only as of the date they are made, and we do not undertake to update these statements other than as required by law. You are advised, however, to review any further disclosures we make on related subjects in our periodic filings with the SEC.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Danimer Scientific, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(in thousands, except share and per share data)	March 31,	December 31,
	2021	2020
Assets:
Current assets:
Cash and cash equivalents	$312,910	$377,581
Accounts receivable, net	10,114	6,605
Inventories	16,846	13,642
Prepaid expenses and other current assets	4,565	3,089
Contract assets	1,397	1,466
Total current assets	345,832	402,383

Property, plant and equipment, net	129,577	106,795
Patents, net	1,764	1,801
Right-of-use assets	19,329	19,387
Leverage loans receivable	13,408	13,408
Restricted cash	2,320	2,316
Other assets	73	111
Total assets	$512,303	$546,201

Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable	$10,797	$10,610
Accrued liabilities	7,652	9,220
Unearned revenue and contract liabilities	2,336	2,455
Current portion of lease liability	3,058	3,000
Current portion of long-term debt, net	345	25,201
Total current liabilities	24,188	50,486

Private warrants liability	149,635	82,860
Long-term lease liability, net	23,952	24,175
Long-term debt, net	31,316	31,386
Other long-term liabilities	938	1,250
Total liabilities	230,029	190,157

Commitments and Contingencies (Note 14)

Stockholders' equity:
Common stock, $0.0001 par value; 200,000,000 shares authorized: 85,339,145 and 84,535,640 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	9	8
Additional paid-in-capital	435,782	414,819
Accumulated deficit	(153,517)	(58,783)
Total stockholders’ equity	282,274	356,044
Total liabilities and stockholders’ equity	$512,303	$546,201

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Danimer Scientific, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except share and per share data)	Three Months Ended March 31,
	2021	2020
Revenue:
Products	$11,024	$9,179
Services	2,157	1,419
Total revenue	13,181	10,598

Costs and expenses:
Cost of revenue	11,725	7,429
Selling, general and administrative	10,120	2,980
Research and development	2,619	1,247
Total costs and expenses	24,464	11,656
Loss from operations	(11,283)	(1,058)

Nonoperating income (expense):
Loss on remeasurement of private warrants	(80,697)	-
Interest expense, net	(200)	(713)
Loss on debt extinguishment	(2,604)	-
Other income, net	50	90
Total nonoperating expenses	(83,451)	(623)
Loss before income taxes	(94,734)	(1,681)
Income tax expense	-	-
Net loss	$(94,734)	$(1,681)

Net loss per share:
Basic and diluted net loss per share	$(1.12)	$(0.06)

Weighted average number of shares used to compute basic and diluted net loss per share (March 31, 2020 balance as retroactively restated for Business Combination):	84,708,137	27,761,717

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Danimer Scientific, Inc.

Condensed Consolidated Statements of Stockholders' Equity (Unaudited)

	Three Months Ended
(in thousands, except share data)	March 31,
	2021		2020
	Shares	Amount	Shares (1)	Amount
Common stock:
Balance, beginning of period	84,535,640	$8	25,371,186	$3
Issuance of common stock	803,505	1	3,634,123	-
Balance, end of period	85,339,145	9	29,005,309	3

Additional paid-in capital:
Balance, beginning of period		414,819		66,503
Fair value of Private Warrants converted to Public Warrants		13,922		-
Stock-based compensation		6,665		147
Stock issued under stock compensation plan		1,191		-
Share proceeds receivable		-		91
Debt discount beneficial conversion feature		-		93
Stock issued, net of capital issuance costs		(815)		24,916
Balance, end of period		435,782		91,750

Accumulated deficit:
Balance, beginning of period		(58,783)		(49,930)
Net loss		(94,734)		(1,681)
Balance, end of period		(153,517)		(51,611)

Total stockholders' equity		$282,274		$40,142

(1) Retroactively restated for Business Combination

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Danimer Scientific, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31,
(in thousands)	2021	2020
Cash flows from operating activities:
Net loss	$(94,734)	$(1,681)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on remeasurement of private warrants	80,697	-
Stock-based compensation	6,665	147
Depreciation and amortization	2,100	870
Loss on writeoff of deferred loan costs	1,900	-
Amortization of debt issuance costs and debt discounts	82	233
Amortization of right-of-use assets and lease liability	41	128
Other	38	90
Changes in operating assets and liabilities:
Accounts receivable, net	(3,509)	(1,736)
Inventories	(3,204)	(3,133)
Prepaid expenses and other current assets	(1,498)	(42)
Other assets	125	(191)
Accounts payable	(669)	268
Accrued and other long-term liabilities	(2,123)	(156)
Unearned revenue and contract liabilities	(119)	(412)
Net cash used in operating activities	(14,208)	(5,615)
Cash flows from investing activities:
Purchases of property, plant and equipment	(23,893)	(15,340)
Net cash used in investing activities	(23,893)	(15,340)
Cash flows from financing activities:
Principal payments on long-term debt	(27,037)	(404)
Proceeds from exercise of stock options	1,191	-
Proceeds from long-term debt	120	2,435
Payments for debt issuance costs	(25)	(27)
Proceeds from NMTC financing	-	91
Proceeds from issuance of common stock, net of issuance costs	(815)	24,916
Net cash (used in) provided by financing activities	(26,566)	27,011
Net (decrease) increase in cash and cash equivalents and restricted cash	(64,667)	6,056
Cash and cash equivalents and restricted cash-beginning of period	379,897	6,261
Cash and cash equivalents and restricted cash-end of period	$315,230	$12,317

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Danimer Scientific, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1. Basis of Presentation

Description of Business

Danimer Scientific, Inc. (“Danimer”) together with its subsidiaries (collectively referred to as the “Company”) is a performance polymer company specializing in bioplastic replacements for traditional petroleum-based plastics. The Company’s common stock and public warrants are listed on the New York Stock Exchange under the symbols “DNMR” and “DNMR WS”, respectively.

We have prepared our Condensed Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and the rules and regulations of the United States Securities and Exchange Commission (“SEC”). In the opinion of management, the accompanying Condensed Consolidated Financial Statements reflect all adjustments, which are of a normal recurring nature, necessary to present fairly our financial position, results of operations, stockholders’ equity, and cash flows at the dates and for the periods presented. These Condensed Consolidated Financial Statements should be read in conjunction with our audited Consolidated Financial Statements and the notes thereto included in our Amended Annual Report on Form 10-K/A for the year ended December 31, 2020.  Results for interim periods are not necessarily indicative of the results for the year.

We cannot predict the ongoing impact of the COVID-19 pandemic on the increased volatility in global economic and political environments, uncertain market demand for its products, supply chain disruptions, possible workforce unavailability, exchange rate and commodity price volatility and availability of financing, and their impact to our total revenue, production volumes, costs and overall financial condition and available funding. In preparing these Condensed Consolidated Financial Statements in conformity with U.S. GAAP, we have considered and, where appropriate, reflected the effects of the COVID-19 pandemic on our operations. The pandemic continues to provide significant challenges to the U.S. and global economies.

Recently Issued or Adopted Accounting Pronouncements

There have been no new accounting pronouncements not yet effective or adopted in the current year that we believe have a significant impact, or potential significant impact, to our Condensed Consolidated Financial Statements.

Note 2. Business Combination

Live Oak Acquisition Corp. (“Live Oak”), was originally incorporated in the State of Delaware on May 24, 2019 as a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, recapitalization, reorganization, or similar business combination with one or more businesses. Live Oak completed its initial public offering in May 2020. On December 29, 2020, Live Oak consummated a business combination (“Business Combination”) with Meredian Holdings Group, Inc. (“Legacy Danimer”) with Legacy Danimer surviving the merger as a wholly owned subsidiary of Live Oak. In connection with the Business Combination, Live Oak changed its name to Danimer Scientific, Inc.

On December 29, 2020, we consummated a business combination with Legacy Danimer pursuant to the Merger Agreement. Pursuant to ASC 805, for financial accounting and reporting purposes, Legacy Danimer was deemed the accounting acquirer, we were treated as the accounting acquiree, and the Business Combination was accounted for as a reverse recapitalization. Effectively, the Business Combination was treated as the equivalent of Legacy Danimer issuing stock for the net assets of Live Oak, accompanied by a recapitalization. Under this method of accounting, the historical financial statements of Legacy Danimer are our historical financial statements. The net assets of Live Oak are stated at historical costs, with no goodwill or other intangible assets recorded in accordance with U.S. GAAP and are consolidated with Legacy Danimer’s financial statements on the Closing Date.

Note 3. Inventories

Inventories consisted of the following:

	March 31,	December 31,
(in thousands)	2021	2020
Raw materials	$7,956	$6,825
Work in progress	56	133
Finished goods and related items	8,834	6,684
Total inventories	$16,846	$13,642

Note 4. Property, Plant and Equipment

Property, plant and equipment, net, consisted of the following:

	Estimated
	Useful Life	March 31,	December 31,
(in thousands)	(Years)	2021	2020
Land and improvements	20	$92	$92
Leasehold improvements	Shorter of useful life or lease term	20,932	20,932
Buildings	15-40	2,089	2,089
Machinery and equipment	5-20	66,881	64,164
Motor vehicles	7-10	825	693
Furniture and fixtures	7-10	226	221
Office equipment	3-10	2,100	2,089
Construction in progress	N/A	58,037	36,146
		151,182	126,426

Accumulated depreciation and amortization		(21,605)	(19,631)
Property, plant and equipment, net		$129,577	$106,795

We reported depreciation and amortization expense (which includes amortization of patents) within the Condensed Consolidated Statements of Operations as follows:

	Three Months Ended March 31,
(in thousands)	2021	2020
Cost of revenue	$1,839	$683
Selling, general and administrative	96	29
Research and development	165	158
Total depreciation and amortization expense	$2,100	$870

Construction in progress consists primarily of the conversion and build-out of our new facility in Winchester, Kentucky. Property, plant and equipment includes capitalized interest of $5.3 million and $5.1 million as of March 31, 2021 and December 31, 2020, respectively. For the three months ended March 31, 2021 and 2020, interest costs of $0.2 million and $0.8 million, respectively, were capitalized to property, plant and equipment. At March 31, 2021 and December 31, 2020, prepaid expenses and other current assets included $0.8 million of equipment that we have classified as held for sale. This equipment was sold in April 2021 for its carrying value.

Note 5. Patents

The majority of the patents were purchased from another commercial corporation, but we also capitalize patent defense and application costs. Patent costs are amortized on a straight-line basis over the estimated remaining useful lives at acquisition of the applicable patents which range from 13 to 16 years. At March 31, 2021 and December 31, 2020, the gross carrying value of patents subject to amortization was approximately $7.8 million and $7.8 million, respectively. Accumulated amortization was approximately $6.6 million and $6.5 million at March 31, 2021 and December 31, 2020, respectively. Amortization expense was $0.1 million for each of the quarters ended March 31, 2021 and 2020 and is included in research and development costs in the Condensed Consolidated Statements of Operations. At March 31, 2021 and December 31, 2020, capitalized patent acquisition and defense costs not yet subject to amortization were $0.6 million and $0.5 million, respectively.

Note 6. Accrued Liabilities

The components of accrued liabilities were as follows:

	March 31,	December 31,
(in thousands)	2021	2020

Compensation and related expenses	$4,303	$5,395
Legal settlement	1,250	1,250
Transaction costs and other legal fees	755	1,293
Construction in progress expenditures	551	531
Other	793	751
Total accrued liabilities	$7,652	$9,220

Note 7. Income Taxes

Our effective income tax rate was zero for the periods ended March 31, 2021 and March 31, 2020 because we reported net losses in each period and we continued to provide a full valuation allowance against our net deferred tax assets. In assessing the realizability of deferred income tax assets, we consider whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods at which time those temporary differences become deductible. In making valuation allowance determinations, we consider all available evidence, positive and negative, affecting specific deferred tax assets, including the scheduled reversal of deferred income tax liabilities, projected future taxable income, the length of carry-back and carry-forward periods, and tax planning strategies in making this assessment.

Note 8. Operating Leases

We reported operating lease costs within the Condensed Consolidated Statements of Operations as follows:

	Three Months Ended March 31,
(in thousands)	2021	2020
Cost of revenue	$530	$216
Selling, general and administrative	51	455
Research and development	144	115
Total operating lease cost	$725	$786

Note 9. Private Warrants

At March 31, 2021 and December 31, 2020, there were 5,481,153 and 6,000,000 outstanding warrants, respectively to purchase shares of our common stock at an exercise price of $11.50 per share, subject to adjustments, that had been privately placed prior to the Business Combination ("Private Warrants"). The warrants are exercisable at any time after May 7, 2021, and we do not have any right to compel the exercise or redemption of the Private Warrants. If the Private Warrants are transferred, assigned, or sold to anyone other than the Sponsor or its permitted transferee, they become Public Warrants (as defined in Note 11). On December 28, 2025, any remaining outstanding Private Warrants will expire.

During the quarter ended March 31, 2021, holders of 518,847 Private Warrants sold them, and those Private Warrants became Public Warrants. We valued these Private Warrants on each sale date using the Black Scholes model and reclassified the fair value of each Private Warrant to additional paid in capital.

These warrants meet the definition of a derivative instrument and are reported as liabilities in the Condensed Consolidated Balance Sheet at March 31, 2021 and December 31, 2020, with changes in the fair value of the Private Warrants recorded in earnings. The Private Warrants are Level 3 financial instruments. A rollforward of the private warrants liability is below.

(in thousands)
Balance at December 31, 2020	$(82,860)
Loss on remeasurement of private warrants	(80,697)
Fair value of Private Warrants sold	13,922
Balance at March 31, 2021	$(149,635)

The table below sets forth the inputs to our Black-Scholes models and the fair values of the Private Warrants we calculated.

	As Of	Three months ended			As Of
	March 31, 2021	March 31, 2021			December 31, 2020
Share price of our common stock	$37.75	$34.15	-	$44.26	$23.51
Expected annual dividend yield (1)	0%			0%	0%
Expected volatility (2)	40%			40%	40.0%
Risk-free rate of return (3)	0.85%			0.85%	0.36%
Expected warrant term (years) (4)	4.74	4.74	-	4.77	4.99
Fair value determined per warrant	$27.30	$23.83	-	$33.65	$13.81

(1)	We have not paid and do not currently anticipate paying a cash dividend on our common stock.
(2)

We estimated expected volatilities using stock data for select peer public companies over a timeframe similar to the expected term. We selected peer companies using our judgement and as such, expected volatility is a Level 3 input.

(3)	We estimated risk-free rates based on the expected terms using the U.S. Treasury yield curve in effect as of the valuation dates.
(4)	The expected option terms are equal to the remaining contractual life of the Private Warrants at each measurement date.

Note 10. Debt

The components of long-term debt were as follows:

(in thousands)	March 31,	December 31,
	2021	2020
2019 Term loan	$—	$27,000
Subordinated term loan	10,205	10,171
NMTC notes	21,000	21,000
Paycheck Protection Program loan	1,776	1,776
Vehicle and equipment notes	418	329
Mortgage notes	260	266
Total	$33,659	$60,542
Less: Total unamortized debt issuance costs	(1,998)	(3,955)
Less: Current cash maturities of $27,140, net of current portion of debt issuance costs at December 31, 2020	(345)	(25,201)
Total long-term debt	$31,316	$31,386

2019 Term Loan

In March 2019, we entered into a credit agreement (“2019 Term Loan”) for a $30 million term loan maturing on October 13, 2023. Principal payments were due in quarterly payments of $375,000 beginning April 1, 2019 with the outstanding principal balance due at maturity. The 2019 Term Loan was secured by all real and personal property of Danimer Scientific Holdings, LLC (“DSH”) and its subsidiaries. The 2019 Term Loan provided for financial covenants including a maximum capital expenditures limit, leverage ratio and fixed charge coverage ratio, each of which became more restrictive over time.

In July 2020, we modified the 2019 Term Loan such that the applicable margin in the interest rate formula (formerly calculated as the greater of (a) 2.25% or (b) Three month LIBOR, plus 4.5%) changed from 4.5% to a five-level tiered amount ranging from 4.5% if the consolidated senior leverage ratio, as defined in the Term Loan, was less than 1.5, to as high as 6.35% if the consolidated senior leverage ratio was greater than 2.25.  When the amendment was executed, the applicable margin was 6.35%.

On January 29, 2021, we voluntarily paid off and terminated our 2019 Term Loan. All related liens and security interests in our assets and guarantees were terminated and released. We settled the 2019 Term Loan for $27.7 million including the outstanding principal amount of $27.0 million, a prepayment fee of $0.5 million and $0.2 million in accrued unpaid interest. We recognized a loss of $2.6 million upon extinguishment due to the prepayment and related fees and the write off of unamortized debt issuance costs.

Subordinated Term Loan

In March 2019, we, through a subsidiary (DSH), entered into a subordinated second credit agreement (“Subordinated Term Loan”) for $10 million in term loans consisting of two loans in the amounts of $5.5 million and $4.5 million with essentially the same terms. The term loans mature on February 13, 2024 and require monthly interest only payments, with the outstanding principal balance due at maturity. The base interest rate is the “Prime Rate” as quoted by the Wall Street Journal (adjusted each calendar quarter; 3.25% and 3.25% at March 31, 2021 and December 31, 2020, respectively) plus 2.75%. We have the option to pay up to two percent (2%) in any interest payable in any fiscal quarter by adding such interest payment to the principal balance of the related note (“PIK Interest”). During the year ended December 31, 2020, we used the PIK Interest option and an additional $0.2 million was included in the principal balance at December 31, 2020. The Subordinated Term Loan provided for financial covenants including a maximum capital expenditures limit, leverage ratio, fixed charge coverage ratio and adjusted EBITDA, certain of which became more restrictive over time.

On March 18, 2021, we amended the Subordinated Term Loan to, among other things, change the base rate from the prime rate to LIBOR, lower the applicable margin to 2% from 2.75%, remove certain prepayment requirements, convert the financial covenants to "springing" covenants that do not apply as long as DSH has at least $10 million of unrestricted cash on deposit, increase the capital expenditure covenant, and restrict our ability to prepay the loan until after July 1, 2022.

The Subordinated Term Loan remains secured by all real and personal property of DSH and its subsidiaries but is subordinated to all other existing lenders. At March 31, 2021, we were in compliance with all financial covenants.

Paycheck Protection Program Loan

In April 2020, we received $1.8 million under the Paycheck Protection Program (the “PPP Loan”). The PPP Loan had a two-year term and bore interest at a rate of 1.0% per annum. Monthly principal and interest payments were deferred for six months after the date of disbursement. The promissory note issued in connection with the PPP Loan contained events of default and other provisions customary for a loan of this type. On December 11, 2020, we submitted an application for forgiveness of the PPP loan.

In connection with the Business Combination, we entered into an Escrow Agreement with the PPP lender and on the Closing Date deposited $1.8 million in escrow representing the principal, accrued interest, and escrow fee to pay the loan in full. We have classified the amounts in escrow as restricted cash in the Condensed Consolidated Balance Sheets at March 31, 2021 and December 31, 2020.

On April 12, 2021, we received notice that our PPP Loan has been forgiven. We expect that $1.8 million, representing principal and interest earned on the balance in escrow, and net of associated fees, will be released to us from escrow during the quarter ending June 30, 2021.

Asset-based Lending Arrangement

On April 29, 2021, we entered into a credit facility with Truist Bank that includes a $20.0 million variable interest rate asset-based lending arrangement and a $1.0 million capital expenditure line of credit with customary terms and conditions.  These arrangements mature on April 29, 2026.

Note 11. Equity

During the quarter ended March 31, 2021, we completed a Registration Form on Form S-8 and incurred $0.8 million in associated costs, which were charged against additional paid in capital.

Public Warrants

At December 31, 2020, there were 10,000,000 outstanding publicly traded warrants to purchase shares of our common stock that were issued by Live Oak, prior to the Business Combination, with an exercise price of $11.50 per share, subject to adjustments (“Public Warrants”). The Public Warrants are exercisable at any time after May 7, 2021.  Once the Public Warrants become exercisable, we may redeem them at a price of $0.01 per warrant upon a minimum of 30 days’ prior written notice of redemption, if and only if the last sale price of our common stock equals or exceeds $18.00 per share for any 20-trading days within a 30-trading day period ending three business days before we send the notice of redemption to the warrant holders. The Public Warrants will expire on December 28, 2025 or earlier upon redemption or liquidation. The Public Warrants qualify as equity instruments and we have included them in additional paid-in capital in the Condensed Consolidated Balance Sheets at March 31, 2021 and December 31, 2020.

During the quarter ended March 31, 2021, holders of 518,847 Private Warrants sold them, and those Private Warrants became Public Warrants.

On May 14, 2021, we notified holders of the Public Warrants of our intent to redeem them on June 16, 2021.

Non-Plan Legacy Danimer Options and Warrants

Prior to 2017, Legacy Danimer had issued 208,183 stock options that were not a part of either the 2016 Executive Plan or the 2016 Omnibus Plan. These options had a weighted average exercise price of $30 per share. On December 29, 2020, the then-remaining 30,493 of these options were converted to options to purchase 279,253 shares of our common stock with a weighted average exercise price of $3.28 per share, which remain outstanding at March 31, 2021.

As of December 29, 2020, Legacy Danimer had 55,139 warrants outstanding with an exercise price of $30 per share. In connection with the Business Combination, these options were converted to options to purchase 506,611 shares of our common stock with an exercise price of $3.28 per share, and were exercised during the quarter ended March 31, 2021 on a cashless basis by issuing 435,961 shares.

Anti-dilutive Instruments

The following instruments were excluded from the calculation of diluted shares outstanding because the effect of including them would have been anti-dilutive.

	Three Months Ended March 31,
	2021	2020
Employee stock options	10,682,969	11,108,755
Public Warrants	10,518,847	-
Private Warrants	5,481,153	-
Restricted Shares	3,035,676	-
Legacy Danimer options	279,253	1,906,540
Legacy Danimer warrants	-	506,611
Total excluded instruments	29,997,898	13,521,906

Note 12. Revenue

We recognize revenue from product sales and services in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”). We derive our revenues primarily from: 1) product sales of developed compostable resins based on polylactic acid (“PLA”), polyhydroxyalkanoates (“PHA”), and other renewable materials; and 2) research and development (“R&D”) services related to developing customized formulations of biodegradable resins based on PHA.

We generally produce and sell finished products, for which we recognize revenue upon shipment. Due to the highly specialized nature of our products, returns are infrequent, and therefore we do not estimate amounts for sales returns and allowances. There are no forms of variable consideration such as discounts, rebates, or volume discounts that we estimate to reduce our transaction price.

We defer certain contract fulfillment costs. These costs are amortized to cost of revenue on a per-pound basis as we sell the related product. During the quarter ended March 31, 2021, we charged $0.2 million of fulfillment costs to cost of revenue. At March 31, 2021 and December 31, 2020 we had $1.4 million and $1.5 million, respectively, of contract assets recorded related to these fulfillment costs.

R&D service revenues generally involve milestone-based contracts under which we work with a customer to develop a PHA-based specific solution designed to the customer’s specifications, which may involve a single or multiple performance obligations. At the inception of our R&D services contracts, customers generally pay consideration at the commencement of the agreement and at milestones as outlined in the contracts. We recognize contract liabilities for such consideration initially, and then reduce each contract liability by recognizing revenue for our R&D services over time by measuring progress with an input method based on personnel hours incurred to date as a percentage of total estimated personnel hours for each performance obligation identified within each contract. The following table shows the significant changes in the contract liability balance for the quarters ended March 31, 2021 and 2020:

	Three Months Ended March 31,
(in thousands)	2021	2020
Beginning balance	$2,455	$4,580
Revenue recognized	(1,737)	(411)
Unearned consideration received	1,618	-
Ending balance	$2,336	$4,169

Note 13. Stock-Based Compensation

2020 Equity Incentive Plans

In connection with the Business Combination, on December 29, 2020, our stockholders approved the 2020 Incentive Plan and the 2020 Employee Stock Purchase Plan (the “2020 ESPP Plan”).

The 2020 Incentive Plan provides for the grant of stock options, stock appreciation rights, and full value awards. Full value awards include restricted stock, restricted stock units, deferred stock units, performance stock and performance stock units. Up to 3,093,984 shares of our common stock were authorized to be issued with respect to awards under the 2020 Incentive Plan. This limit is subject to adjustment in the event of a stock split, stock dividend or other changes in our capitalization.

The 2020 ESPP Plan provides for the sale of our common stock to our employees through payroll withholding at a discount of 15% from the lower of the closing price of our common stock on the first or last day of each biannual offering period. Up to 2,571,737 shares of our common stock were authorized to be issued under this plan. The first offering period under the 2020 ESPP Plan commenced on April 1, 2021.

Restricted Shares

On March 10, 2021, we completed a Registration Form on Form S-8 to register the shares under the 2020 Equity Incentive Plan and the 2020 ESPP Plan. On this date, a grant of 3,035,676 shares of restricted stock was effective. The restrictions on half of these shares lapse ratably on the first, second, and third anniversaries of the grant date. The fair value of these shares on the date of grant was $37.09 and we are recognizing the compensation expense for these shares on a straight-line basis from the grant date through December 29, 2023. The restrictions on the other half of these shares lapse as follows:

1.	On the first date the volume-weighted average price per share of our common stock equals or exceeds $24.20 for any 20 trading dates within a 30-day trading period beginning on December 29, 2021.

2.	On the first date the volume-weighted average price per share of our common stock equals or exceeds $24.20 for any 20 trading dates within a 30-day trading period beginning on December 29, 2022.

3.	On the first date the volume-weighted average price per share of our common stock equals or exceeds $24.20 for any 20 trading dates within a 30-day trading period beginning on December 29, 2023.

To reflect the effect of this market condition on the vesting of these restricted shares, we valued them using a Monte Carlo simulation, which takes into account a large number of potential stock price scenarios over time and incorporates varied assumptions about volatility and exercise behavior for those various scenarios. A fair value is determined for each potential outcome. The grant date fair value of these restricted shares is the average of the fair values calculated for each potential outcome, or $36.57. We are recognizing the compensation expense for these shares on a straight-line basis from the grant date through December 29, 2023.

No other grants of restricted shares have been made.

Stock Options

A summary of stock option activity under our equity plans for the quarter ended March 31, 2021 follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance, December 31, 2020	11,008,533	$13.94	8.4	$105,341,482
Granted	37,500	45.41
Exercised	(363,064)	3.28		15,744,316
Balance, March 31, 2021	10,682,969	$14.41	8.0	$249,345,242

March 31, 2021:
Exercisable	4,791,353	$4.67	5.9	$180,873,576
Vested and expected to vest	10,682,969	$14.41	8.0	$249,345,242

The aggregate intrinsic values are calculated as the difference between the exercise price of the indicated stock options and the fair value of our common stock on the respective exercise dates or on March 31, 2021, as applicable.

The weighted average grant-date fair values of options granted during the quarter ended March 31, 2021 was $18.52 per option. We have estimated the fair values of our option awards on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Three months ended March 31, 2021
Expected annual dividend yield (1)	0.00%
Expected volatility (2)	41.50%
Risk-free rate (3)	1.05%
Expected option term (years) (4)	6.00

(1)	We have not paid and do not currently anticipate paying a cash dividend on our common stock.
(2)	We estimated the expected volatility using the mean stock price for selected peer public companies over a historic timeframe similar to the expected term.
(3)	We estimated the risk-free rate of return using the U.S. Treasury yield curve in effect as of the valuation date.
(4)	We estimated the expected term using the “simplified” method described in SEC Staff Accounting Bulletin 14.

As of March 31, 2021, there was $157.1 million of unrecognized compensation cost related to nonvested stock options and restricted shares granted under the 2020 Incentive Plan. That cost is expected to be recognized over a weighted-average period of 2.7 years.

During the quarter ended December 31, 2020, we awarded 1,466,874 stock options that are contingent upon on shareholder approval of an increase in the number of shares issuable under the 2020 Incentive Plan, which has not occurred and which we determined is not a perfunctory exercise, therefore no accounting grant date has been established. As a result, these awards are not reflected in our Consolidated Financial Statements.

Note 14. Commitments and Contingencies

In connection with our 2007 acquisition of certain intellectual property, we agreed to pay royalties upon production and sale of PHAs. The royalty is $0.05 per pound for the first 500 million pounds of PHA sold and decreases to $0.025 per pound for cumulative sales in excess of that amount until the underlying patents expire. We incurred approximately $0.1 million and $0 in royalties during the quarters ended March 31, 2021 and March 31, 2020, respectively.

In November 2015, we terminated a former executive and terminated our contract with an advisory firm (the “Advisory Contract”), pursuant to which we, through the advisory firm, engaged the individual as an executive of the Company. In December 2015, we deemed the Advisory Contract, together with all related arrangements in connection therewith, void, including any share issuances in connection with such arrangements. We filed suit against the former executive and the advisory firm during 2016, and various counterclaims were filed by the former executive and the advisory firm. During the third quarter of 2020, this matter was settled and we agreed to pay $8 million to resolve all outstanding claims, the executive agreed to the cancellation of any shares issued to such executive pursuant to the Advisory Contract and related arrangements, and the exchange of mutual releases among the parties. The remaining unpaid liability is included in accrued liabilities ($1.3 million and $1.3 million) and other long-term liabilities ($0.9 million and $1.3 million) in the Condensed Consolidated Balance Sheets at March 31, 2021 and December 31, 2020, respectively.

In conjunction with our planned expansion of our Winchester, Kentucky production facility, we had outstanding noncancellable purchase orders of $44.5 million at March 31, 2021. We expect to satisfy these commitments during fiscal 2021.

We may be a party to other legal claims and actions incidental to our business. We do not believe such matters, if any, are material, either individually or in the aggregate, to the Consolidated Financial Statements.

Note 15. Subsequent Events

Capital Structure-related Events

On April 12, 2021, we received notice that our PPP Loan has been forgiven. We expect that $1.8 million, representing principal and interest earned on the balance in escrow, and net of associated fees, will be released to us from escrow during the quarter ending June 30, 2021.

On April 29, 2021, we entered into a credit facility with Truist Bank that includes a $20.0 million variable interest rate asset-backed lending arrangement and a $1.0 million capital expenditure line with customary terms and conditions.  These arrangements mature on April 29, 2026.

On May 14, 2021, we notified holders of the Public Warrants of our intent to redeem them on June 16, 2021.

Litigation-related Event

On May 14, 2021, a class action complaint was filed in the United States District Court for the Eastern District of New York by Darryl Keith Rosencrants, individually and on behalf of all others similarly situated against Danimer Scientific, Inc., Stephen E. Croskrey, John A. Dowdy, III, John P. Amboian, Richard J. Hendrix, Christy Basco, Philip Gregory Calhoun, Gregory Hunt, Isao Noda, and Stuart W. Pratt (collectively, “Defendants”).

The alleged class consists of all persons and entities other than Defendants that purchased or otherwise acquired Danimer securities between December 30, 2020 and March 19, 2021 (the “Class Period”).  Plaintiff is seeking to recover damages caused by Defendants’ alleged violations of the federal securities laws and to pursue remedies under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder.

The complaint is premised upon various allegations that throughout the Class Period, Defendants allegedly made materially false and misleading statements regarding, among other things, Danimer’s business, operations, and compliance policies.

Plaintiff seeks the following remedies: (i) determining that the lawsuit may be maintained as a class action under Rule 23 of the Federal Rules of Civil Procedure, (ii) certifying Plaintiff as the class representative, (iii) requiring Defendants to pay damages allegedly sustained by Plaintiff and the class by reason of the aforesaid acts alleged in the complaint, and (iv) awarding Plaintiff and the other members of the class pre-judgment and post-judgment interest, as well as their reasonable attorneys’ fees, expert fees and other costs.

We are unable to estimate the amount or range of loss, if any, and therefore have not established a loss provision.

The complaint repeats certain allegations, which are already in the public domain.  Defendants deny the allegations contained in the complaint, believe this lawsuit is without any merit and intend to defend it vigorously.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Report”) of Danimer Scientific, Inc. contains forward-looking statements. Except where the context otherwise requires or where otherwise indicated, the terms the “Company”, “Danimer”, “we,” “us,” and “our,” refer to the consolidated business of Danimer Scientific, Inc. (formerly known as Live Oak Acquisition Corp.) and its consolidated subsidiaries. All statements in this Report, other than statements of historical fact, are forward-looking statements These forward-looking statements are based on management’s current expectations, assumptions, hopes, beliefs, intentions, and strategies regarding future events and are based on currently available information as to the outcome and timing of future events. Forward-looking statements may contain words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “should,” “would,” “could,” “plan,” “predict,” “potential,” “seem,” “seek,” “future,” “outlook,” the negative of such terms and other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. The Company cautions you that these forward-looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond the control of the Company, incident to its business. Actual results and timing of selected events may differ materially from those anticipated in the forward-looking statements as a result of various factors, including those set forth under the section entitled “Risk Factors” or elsewhere in this Report.

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

•
our ability to recognize the anticipated benefits of the Business Combination, which may be affected by, among other things, competition, and our ability to grow and manage growth profitably following the Closing;
•
costs related to the Business Combination;
•
changes in applicable laws or regulations;
•
the outcome of any legal proceedings against us;
•
the effect of the COVID-19 pandemic on our business;
•
our ability to execute our business model, including, among other things, market acceptance of our products and services and construction delays in connection with the expansion of our facilities;
•
our ability to raise capital;
•
the possibility that we may be adversely affected by other economic, business, and/or competitive factors;
•
our ability to timely and effectively remediate material weaknesses and maintain effective internal control over financial reporting and disclosure and procedures; and
•
other risks and uncertainties set forth in the section entitled “Risk Factors” of this Report, which is incorporated herein by reference

Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in this Report, specifically the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Other risks and uncertainties are and will be disclosed in our prior and future filings with the Securities and Exchange Commission (“SEC”). The following information should be read in conjunction with the Consolidated Financial Statements and related notes appearing in Part I, Item 1 of this Report.

Introductory Note

The following discussion and analysis of our financial condition and results of operations describes the business historically operated by Meredian Holdings Group and its subsidiaries (“Legacy Danimer”) under the “Danimer Scientific” name as an independent enterprise prior to December 29, 2020.

On December 29, 2020, the registrant, Live Oak Acquisition Corp. (“Live Oak”), merged with and into Legacy Danimer, with Legacy Danimer surviving as the surviving company and as a wholly owned subsidiary of Live Oak, and changed its name from Live Oak Acquisition Corp. to Danimer Scientific, Inc. (“Danimer”).

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

PHA-Based Resins

We are a leading producer of polyhydroxyalkanoate (“PHA”), a new, 100% biodegradable plastic feedstock alternative sold under the proprietary Nodax® brand name, for usage in a wide variety of plastic applications including water bottles, straws, food containers, among other things. We originally acquired the technology to produce PHA from Procter & Gamble in 2007. PHA is made through a fermentation process where bacteria consume vegetable oil and make PHA within their cell membranes as energy reserves. We harvest the PHA from the bacteria, then purify and filter the bioplastic before extruding the PHA into pellets, which we sell to converters. PHAs are a complete replacement for petroleum-based plastics where the convertors do not have to purchase new equipment to switch to the new biodegradable plastic. Utilizing PHA as a base resin significantly expands the number of potential applications for bioplastics in the industry and enables us to produce resin that is not just compostable, but also fully biodegradable.

Having successfully scaled up PHA production from the laboratories to a contract manufacturer and later to our own commercial development plant, we recently have begun making PHA on a commercial scale. In December 2018, we acquired a fermentation facility in Winchester, Kentucky (“Kentucky Facility”). We embarked on a two-phase commissioning strategy for the Kentucky Facility. We commenced scale-up fermentation runs in December 2019 and had completed several components of the Phase I improvements by the end of 2020. As of March 31, 2021, we had invested $55.4 million for Phase I and related projects, excluding capitalized interest. Once Phase I is producing at full capacity, we expect to produce approximately 20 million pounds of finished product per year. We believe that the capacity of the plant can be expanded by another 45 million pounds of finished product, bringing total plant capacity up to 65 million pounds per year, by investing an estimated $114 million (plus or minus 4%) for the Phase II expansion, excluding capitalized interest and internal labor. We have commenced Phase II construction and expect to complete the buildout during the second quarter of 2022. We have invested $33.4 million in the Phase II expansion through March 31, 2021, excluding capitalized interest and internal labor.

PLA-Based Resins

Since 2004, we have been producing proprietary plastics using a natural plastic called polylactic acid (“PLA”) as a base resin. While PLA is produced by other biopolymer manufacturers, PLA has limited functionality in its unformulated (“neat”) form. We purchase neat PLA and formulate it into bioplastic applications by leveraging the expertise of our chemists and our proprietary reactive extrusion process. Our formulated PLA products allow many companies to begin to use renewable and compostable plastics to meet their customers’ growing sustainability needs. We have expanded our product portfolio and now supply customers globally.

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

Comparability of Financial Information

Our results of operations may not be comparable between periods as a result of the Business Combination with Live Oak.

As a result of the merger, we are an SEC-registered and NYSE-listed company, which will require us to continue to hire additional personnel and implement procedures and processes to address public company regulatory requirements and customary practices. We expect to continue to incur additional expenses as a public company for, among other things, directors’ and officers’ liability insurance, director fees and additional internal and external accounting and legal and administrative resources, including increased audit and legal fees.

Key Factors Affecting Operating Results

We believe that our performance and future success depend on several factors that present significant opportunities for us but also pose risks and challenges, including those discussed below.

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

Our services revenue is primarily impacted by the timing of, and execution against, customer contracts. Research and development services generally involve milestone-based contracts to develop PHA-based solutions designed to a customer’s specifications and may involve single or multiple performance obligations with the transaction price being allocated to each performance obligation based on the standalone selling price of the performance obligation. Service revenues are recognized over time with progress measured using an input method based on personnel hours incurred to date as a percentage of total estimated personnel hours for each performance obligation within the contract. Upon the completion of research and development contracts, customers generally have the option to enter into long-term supply agreements with us for the developed product solutions. Our ability to grow our services revenue depends on our ability to develop a track record of developing successful biopolymer formulations for our customers and our ability to effectively transition those customer formulations to commercial scale production.

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

Current Developments

On March 29, 2021, we announced that we have selected Bainbridge, Georgia as the site of our planned greenfield PHA plant. We anticipate the development of this manufacturing complex will require a capital investment of approximately $700 million. This complex has a planned annual production capacity of approximately 250 million pounds and we expect to begin operations there in mid-to-late 2023.

Critical Accounting Policies

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the reported periods. The more critical accounting estimates include estimates related to revenue recognition, stock-based compensation, leases and derivatives. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results, which are set forth in our Annual Report on Form 10-K/A for the year ended December 31, 2020.

Revenue recognition

We recognize revenue from product sales and services in accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”).

We derive our revenues from: 1) product sales of developed compostable resins based on PLA, PHA, and other renewable materials; and 2) research and development (R&D) services related to developing customized formulations of biodegradable resins based on PHA as well as tolling revenues.

We generally produce and sell resin pellets, for which we typically recognize revenue upon shipment. Due to the highly specialized nature of our products, returns are infrequent, and therefore we do not estimate amounts for sales returns and allowances. We offer a standard quality assurance warranty related to the fitness of our finished goods. There are no forms of variable consideration such as discounts, rebates, or volume discounts.

R&D service revenues generally involve milestone-based contracts under which we work with a customer to develop a PHA-based solution designed to the customer’s specifications, which may involve a single or multiple performance obligations. When an R&D contract has multiple performance obligations, we allocate the transaction price to the performance obligations utilizing a cost-plus approach to estimate the stand-alone selling price, which contemplates the level of effort to satisfy the performance obligations, and then allocate the transaction price to each of the performance obligations based on the relative percentage of the stand-alone selling price. We recognize revenue for these R&D services over time with progress measured utilizing an input method based on personnel hours incurred to date as a percentage of total estimated personnel hours for each performance obligation identified within the contract.

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

Stock-based compensation awards have a contractual life that ranges from less than one year to ten years and are recognized in the Condensed Consolidated Financial Statements based on their grant date fair value. The fair value of each stock option award is estimated using an appropriate valuation method. We use a Black-Scholes option pricing model to value service-based only option awards and a Monte Carlo simulation to value market-based and service-based option awards. The resulting value for the employee options is used for financial reporting purposes.

Leases

We account for leases in accordance with ASC 842, Leases, and we determine if an arrangement is a lease at inception. We use our incremental borrowing rate based on the information available at lease commencement dates, such as rates recently offered to us by lenders on proposed borrowings, in determining the present values of future payments. Our incremental borrowing rate for a lease is the rate of interest it would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. Our lease terms may include options to extend or terminate the lease, typically at our own discretion. We evaluate the renewal options at commencement and if they are reasonably certain of exercise, we include the renewal period in the lease term.

Lease costs associated with operating leases consist of both fixed and variable components. Expense related to fixed lease payments are recognized on a straight-line basis over the lease term. Variable payments, such as insurance and property taxes, are recorded as incurred and are not included in the initial lease liability.

Derivatives

We account for outstanding privately-held warrants to purchase our common stock for $11.50 per share as derivatives under ASC 815, Derivatives and Hedging and therefore we report these warrants at their fair value on our Condensed Consolidated Balance Sheets and report changes in the fair value of the private warrants in current income.

Condensed Consolidated Results of Operations for the three months ended March 31, 2021 and 2020:

(in thousands)	Three Months Ended March 31,
	2021	2020	Change
Revenue:
Products	$11,024	$9,179	$1,845
Services	2,157	1,419	738
Total revenue	13,181	10,598	2,583
Cost of revenue	11,725	7,429	4,296
Gross profit	1,456	3,169	(1,713)
Gross profit percentage	11.05%	29.90%
Operating expense:
Selling, general and administrative	10,120	2,980	7,140
Research and development	2,619	1,247	1,372
Total operating expenses	12,739	4,227	8,512
Loss from operations	(11,283)	(1,058)	(10,225)
Nonoperating expense:
Loss on remeasurement of private warrants	(80,697)	-	(80,697)
Interest expense, net	(200)	(713)	513
Loss on debt extinguishment	(2,604)	-	(2,604)
Other income, net	50	90	(40)
Total nonoperating expenses	(83,451)	(623)	(82,828)
Net loss	$(94,734)	$(1,681)	$(93,053)

Revenue

Total revenue for the three months ended March 31, 2021 was $13.2 million compared to total revenue of $10.6 million for the three months ended March 31, 2020. Revenue from product sales was $11.0 million for the three months ended March 31, 2021 compared to $9.2 million for the same period in 2020. Driving this increase in product revenue was a 9% increase in pounds sold and an approximately 9% increase in our weighted average selling price. The $1.8 million increase in product revenue was primarily attributable to increases in PHA-based product sales of $3.6 million offset by a decrease in PLA-based product sales of $1.8 million. The increase in PHA-based product sales was the result of the continued ramp-up of production capacity at our Kentucky Facility. The decrease in PLA-based product sales was primarily the result of fluctuations in customer demand for a specific application of a recently introduced PLA solution for a developing consumer market application. Additionally, some of our customers purchasing PLA-based products decided to increase their inventory levels in 2020 to protect against potential supply chain disruptions that might have arisen due to the spread of the COVID-19 virus. Once their higher inventory levels were achieved in late 2020, certain customers slowed their orders in early 2021. Services revenue was $2.1 million for the three months ended March 31, 2021 compared to $1.4 million for the three months ended March 31, 2020. The increase in services revenue relates primarily to a $0.8 million increase in revenue from research and development projects. We have three customers that accounted for 53% of the total revenue for the three months ended March 31, 2021, which compares with three customers that accounted for 58% of the total revenue during the three months ended March 31, 2020.

Cost of revenue and gross profit

Cost of revenue for the three months ended March 31, 2021 was $11.7 million compared to $7.4 million for the three months ended March 31, 2020, an increase of 57.8%. The increase in cost of revenue is primarily a result of the cost of PHA-based products representing a significantly larger portion of our total cost of revenue during the first quarter of 2021 compared to the first quarter of 2020, reflecting a shift in product mix between the periods. In the first three months of 2021, PHA-based products represented 29% of our total revenue compared to only 2% during the same period in the prior year. The average cost per pound of PHA-based products sold in the first quarter of 2021 was significantly higher than our PLA-based products due to elevated fixed-cost absorption at our Kentucky Facility as we scale up production. We expect our average cost per unit sold to improve as the Kentucky Facility continues to scale up production. Included in the increase in cost of revenue was a $1.2 million increase in depreciation expense and a $0.3 million increase in rent expense primarily related to completing the installation of certain assets at the Kentucky Facility and commencing production. We anticipate that rent and depreciation will become a smaller portion of our cost of revenue as we continue to scale up PHA production at the Kentucky Facility. Gross margin percentage decreased to 11.1% for the three months ended March 31, 2021 from 29.9% for the three months ended March 31, 2020. The decline in our gross profit margin was primarily the result of commencing limited PHA manufacturing activities in early 2020 at the Kentucky Facility and the incurrence of associated incremental ramp-up costs, including increased depreciation expense.

Operating expenses

Operating expense for the three months ended March 31, 2021 increased by $8.5 million compared to the same period in 2020. Selling, general and administrative expense for the three months ended March 31, 2021 totaled $10.1 million compared to $3.0 million for the three months ended March 31, 2020 while research and development expense totaled $2.6 million for the three months ended March 31, 2021 compared to $1.2 million for the three months ended March 31, 2020. The increase in selling, general and administrative expense was due primarily to an increase in stock-based compensation expense of $5.8 million primarily related to equity awards that were granted in conjunction with the Business Combination, an increase of $0.5 million in accounting and auditing fees representing costs incurred to address the financial reporting requirements of becoming a public company, a $0.4 million increase in property and other insurance costs, as well as increased accrued property taxes associated with our growing asset base and increases in compensation and benefits related to hiring additional finance and administrative staff. The increase in research and development expense period over period was primarily attributed to increases in stock-based compensation expense of $0.8 million primarily related to equity awards that were granted in conjunction with the Business Combination. Also contributing to the increase were increased compensation and benefits costs of $0.7 million related to additional headcount in the research and development areas.

Loss on remeasurement of private warrants

During the quarter ended March 31, 2021, we recognized a loss on our Private Warrants, which we account for as derivative instruments. This loss represents an increase in the fair value of each of the 5.4 million outstanding Private Warrants of $13.49 due primarily to an increase in the market price of our common stock between December 31, 2020 and March 31, 2021, as further described in Note 9 of our Condensed Consolidated Financial Statements.

Interest expense

Interest expense for the three months ended March 31, 2021 decreased by $0.5 million compared to the three months ended March 31, 2020 primarily resulting from the payoff the 2019 Term Loan in January 2021, the settlement of convertible notes into equity in the fourth quarter of 2020, and the extinguishment of certain loans issued in connection with the new market tax credit program. This decrease was offset by capitalized interest declining to $0.2 million for the three months ended March 31, 2021 from $0.8 million for the three months ended March 31, 2020. The interest capitalization primarily relates to the purchase, modification and installation of machinery and equipment at the Kentucky Facility.

Loss on loan extinguishment

During the quarter ended March 31, 2021, we voluntarily paid off our 2019 Term Loan balance of $27.0 million. We recognized a loss of $2.6 million upon this extinguishment due to the write off of unamortized debt issuance costs and prepayment and other fees.

Income tax expense

For the three months ended March 31, 2021 and 2020, we had no income tax expense or benefit. Our effective tax rate differed from the federal statutory rate of 21% due to our net loss position and maintaining a full valuation allowance.

On March 31, 2021, we continued to maintain a full valuation allowance against our net deferred tax assets due to the uncertainty surrounding realization of such assets.

Net loss

The net loss was $94.7 million for the three months ended March 31, 2021 compared to a net loss of $1.7 million for the three months ended March 31, 2020. The change from 2020 to 2021 was primarily attributable to the loss on remeasurement of private warrants of $80.7 million and the increase in loss from operations of $10.2 million as discussed in the sections above.

Liquidity and capital resources

Our primary sources of liquidity are currently equity issuances and debt financings. We had accumulated deficit of $153.5 million and $58.8 million as of March 31, 2021 and December 31, 2020, respectively. As of March 31, 2021, we had $312.9 million in cash and cash equivalents and working capital of $321.6 million. While we believe we have established an ongoing source of revenue that will be sufficient to cover our ongoing operating costs, we are currently experiencing a period of significant capital expenditures resulting from the ongoing expansion and construction of our manufacturing and production facilities.

At March 31, 2021, our most significant borrowing facility was our “Subordinated Term Loan” described below. However, we secured an additional source of liquidity on April 29, 2021, when we entered into a credit facility with Truist Bank that includes a $20.0 million variable interest rate asset-backed lending arrangement and a $1.0 million capital expenditure line with customary terms and conditions.  These arrangements mature on April 29, 2026.

Subordinated Term Loan

In March 2019, we, through a subsidiary ("DSH"), entered into a subordinated second credit agreement (“Subordinated Term Loan”) for $10 million in term loans consisting of two loans in the amounts of $5.5 million and $4.5 million with essentially the same terms. The term loans mature on February 13, 2024 and require monthly interest only payments, with the outstanding principal balance due at maturity. The base interest rate is the “Prime Rate” as quoted by the Wall Street Journal (adjusted each calendar quarter; 3.25% and 3.25% at March 31, 2021 and December 31, 2020, respectively) plus 2.75%. We have the option to pay up to two percent (2%) in any interest payable in any fiscal quarter by adding such interest payment to the principal balance of the related note (“PIK Interest”). During the year ended December 31, 2020, we used the PIK Interest option and an additional $0.2 million was included in the principal balance at December 31, 2020. The Subordinated Term Loan provided for financial covenants including a maximum capital expenditures limit, leverage ratio, fixed charge coverage ratio and adjusted EBITDA, certain of which became more restrictive over time.

On March 18, 2021, we amended the Subordinated Term Loan to, among other things, change the base rate from the prime rate to LIBOR, lower the applicable margin to 2% from 2.75%, remove certain prepayment requirements, convert the financial covenants to "springing" covenants that do not apply as long as DSH has at least $10 million of unrestricted cash on deposit, increase the capital expenditure covenant, and restrict our ability to prepay the loan until after July 1, 2022.

Cash flows for the three months ended March 31, 2021 and 2020

The following table summarizes our cash flows from operating, investing and financing activities:

	For the Three Months Ended March 31,
(in thousands)	2021	2020
Net cash (used in) operating activities	$(14,208)	$(5,615)
Net cash (used in) investing activities	$(23,893)	$(15,340)
Net cash (used in) provided by financing activities	$(26,566)	$27,011

Cash flows from operating activities

Net cash used in operating activities was $14.2 million during three months ended March 31, 2021 compared to net cash used in operating activities of $5.6 million during the comparable period for 2020. The period-to-period change was primarily attributable to changes in working capital, such as increases in our accounts receivable, inventory, prepaid expenses and other current assets, a decrease in contract liabilities, as well as an increase in net loss (after adjusting for non-cash items).

Cash flows from investing activities

For the three months ended March 31, 2021, we used $23.9 million for the purchase of property, plant and equipment which compares to $15.3 million for the purchase of property, plant and equipment for three months ended March 31, 2020. During 2021, we commenced a further expansion of the production capacity of our Kentucky Facility (Phase II). Through March 31, 2021, we have invested approximately $38.1 million, excluding capitalized interest for the Phase II expansion project.

Cash flows from financing activities

For the three months ended March 31, 2021, net cash used in financing activities was $26.6 million which consisted of:

•	Principal payment of long-term debt of $27.0 million
•	Proceeds from the exercise of stock options of $1.2 million

This compares to net cash provided by financing activities of $27.0 million for the three months ended March 31, 2020, which consisted of:

•	Proceeds of $24.9 million from the issuance of common stock, net of issuance costs
•	Proceeds from issuance of long term debt of $2.4 million

Off-balance sheet arrangements

At March 31, 2021 we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement, or other contractual arrangement to which an unconsolidated entity is a party, under which we have any obligation arising under a guarantee contract, derivative instrument, or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity, or market risk support for such assets.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company, as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, for this reporting period and are not required to provide the information required under this item.

Item 4. Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. That evaluation included consideration of the views expressed in the SEC’s Staff Statement of April 12, 2021 (“Staff Statement”) in which the SEC Staff clarified its interpretations of certain generally accepted accounting principles related to warrants issued by Special Purpose Acquisition Companies (“SPACs”). Prior to the Staff Statement, we believed that our warrant accounting was consistent with generally accepted accounting principles. Our belief was supported by the fact that most other SPACs and parties who had merged with SPACs similarly interpreted the warrant accounting principles at issue. However, based on the clarifications expressed in the SEC Staff Statement which resulted in the restatement discussed in our Annual Report on Form 10-K/A for the year ended December 31, 2020, our management and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective in providing them with material information relating to the Company and its consolidated subsidiaries required to be disclosed in the reports we file or submit under the Exchange Act.

In connection with correcting our accounting for the private warrants assumed by us as part of the Business Combination, we have implemented additional review procedures, additional training and enhancements to the accounting policy related to the accounting for equity and liability instruments (including those with warrants) to determine proper accounting in accordance with GAAP (e.g., determine whether liability or equity classification and measurement is appropriate).

Other than the items noted above, there were no changes in our internal control over financial reporting, as identified in connection with the evaluation required by Rule 13a-15(d) and Rule 15d-15(d) of the Exchange Act, that occurred during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls can prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. There are inherent limitations in all control systems, including the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of one or more persons. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and, while our disclosure controls and procedures are designed to be effective under circumstances where they should reasonably be expected to operate effectively, there can be no assurance that any design will succeed in achieving its stated goals under all potential conditions. Because of the inherent limitations in any control system, misstatements due to error or fraud may occur and not be detected.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

On May 14, 2021, a class action complaint was filed in the United States District Court for the Eastern District of New York by Darryl Keith Rosencrants, individually and on behalf of all others similarly situated against Danimer Scientific, Inc., Stephen E. Croskrey, John A. Dowdy, III, John P. Amboian, Richard J. Hendrix, Christy Basco, Philip Gregory Calhoun, Gregory Hunt, Isao Noda, and Stuart W. Pratt (collectively, “Defendants”).

The alleged class consists of all persons and entities other than Defendants that purchased or otherwise acquired Danimer securities between December 30, 2020 and March 19, 2021 (the “Class Period”).  Plaintiff is seeking to recover damages caused by Defendants’ alleged violations of the federal securities laws and to pursue remedies under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder.

The complaint is premised upon various allegations that throughout the Class Period, Defendants allegedly made materially false and misleading statements regarding, among other things, Danimer’s business, operations, and compliance policies.

Plaintiff seeks the following remedies: (i) determining that the lawsuit may be maintained as a class action under Rule 23 of the Federal Rules of Civil Procedure, (ii) certifying Plaintiff as the class representative, (iii) requiring Defendants to pay damages allegedly sustained by Plaintiff and the class by reason of the aforesaid acts alleged in the complaint, and (iv) awarding Plaintiff and the other members of the class pre-judgment and post-judgment interest, as well as their reasonable attorneys’ fees, expert fees and other costs.

The complaint repeats certain allegations, which are already in the public domain.  Defendants deny the allegations contained in the complaint, believe this lawsuit is without any merit and intend to defend it vigorously.

Item 1A. Risk Factors.

Except for the risk factor set forth below, there have been no material changes in our risk factors from those disclosed in Part I, Item 1A. of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2020.

Techniques employed by short sellers may drive down the market price of our Common Stock.

Short selling is the practice of selling securities that a seller does not own but rather has borrowed from a third party with the intention of buying identical securities back at a later date to return to the lender. Short sellers hope to profit from a decline in the value of the securities between the sale of the borrowed securities and the purchase of the replacement shares, as short sellers expect to pay less in that purchase than they received in the sale. As it is in short sellers’ interest for the price of the security to decline, many short sellers publish, or arrange for the publication of, negative opinions and allegations regarding the relevant issuer and its business prospects in order to create negative market momentum and generate profits for themselves after selling a security short. These short attacks have, in the past, led to selling of shares in the market.

We have been the subject of short selling, and it is not clear what long-term effect such negative publicity could have on us. We may also be subject to short seller attacks from time to time in the future. If we were to become the subject of any unfavorable allegations, whether such allegations are proven to be true or untrue, we may have to expend a significant amount of resources to investigate such allegations and/or defend ourselves. While we would prefer to strongly defend against any such short seller attacks, we may be constrained in the manner in which we can proceed against the relevant short sellers by principles of freedom of speech, applicable state law or issues of commercial confidentiality. Such a situation could be costly and time-consuming, and could divert management’s attention from the day-to-day operations of our company. Even if such allegations are ultimately proven to be groundless, allegations against us could severely impact the market price of our Common Stock and our business operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 6. Exhibits.

Furnish the exhibits required by Item 601 of Regulation S-K (§ 229.601 of this chapter).

Exhibit Number	Description
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

10.2

Amendment No. Three to Loan and Security Agreement and Consent, dated as of March 18, 2021, among Danimer Scientific Holdings, LLC, a Delaware limited liability company, Meredian Bioplastics, Inc., a Georgia corporation, as borrowers, Meredian, Inc., a Georgia corporation, Danimer Scientific, L.L.C., a Georgia limited liability company, Danimer Bioplastics, Inc., a Georgia corporation, and Danimer Scientific Kentucky, Inc., a Delaware corporation, as guarantors, the several entities party thereto as lenders, and Southeast Community Development Fund X, L.L.C., a Delaware limited liability company, as administrative agent (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (Commission File No. 001-39280) filed on March 24, 2021).

10.3

Ratification by Guarantor, dated March 18, 2021, by Meredian Holdings Group, Inc., a Delaware corporation (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (Commission File No. 001-39280) filed on March 24, 2021).

10.4

Revolving Credit Agreement, made and entered into on April 29, 2021, by and among Danimer Scientific Holdings, Inc., Meredian, Inc., Meredian Bioplastics, Inc., Danimer Scientific, L.L.C., Danimer Bioplastics, Inc. and Danimer Scientific Kentucky, Inc., as borrowers, and Truist Bank, as lender (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (Commission File No. 001-39280) filed on May 5, 2021).

10.5

Guaranty and Security Agreement, dated as of April 29, 2021, made by Danimer Scientific Holdings, Inc., Meredian, Inc., Meredian Bioplastics, Inc., Danimer Scientific, L.L.C., Danimer Bioplastics, Inc., Danimer Scientific Kentucky, Inc., Danimer Scientific, Inc. and Meredian Holdings Group, Inc. in favor of Truist Bank (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (Commission File No. 001-39280) filed on May 5, 2021).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*       Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Danimer Scientific, Inc.

Date: May 18, 2021	By:	/s/ Stephen E. Croskrey
Stephen E. Croskrey
Chief Executive Officer
(Principal Executive Officer)

Date: May 18, 2021	By:	/s/ John A Dowdy, III
John A Dowdy, III
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)