Form 10-Q
period 2021-06-30
Danimer Scientific, Inc.
filed 2021-08-16
CIK 1779020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 12, 2021, the registrant had 97,732,079 shares of common stock, $0.001 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS

Certain statements contained herein, as well as in other filings we make with the United States Securities and Exchange Commission (“SEC”) and other written and oral information we release, regarding our future performance constitute "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements may relate to, among other things, the impact on our business, operations and financial results of the COVID-19 pandemic (which, among other things, may affect many of the items listed below); the demand for our products and services; revenue growth; effects of competition; supply chain and technology initiatives; inventory and in-stock positions; state of the economy; state of the credit markets, including mortgages, home equity loans, and consumer credit; impact of tariffs; demand for credit offerings; management of relationships with our employees, suppliers and vendors, and customers; international trade disputes, natural disasters, public health issues (including pandemics and related quarantines, shelter-in-place orders, and similar restrictions), and other business interruptions that could disrupt supply or delivery of, or demand for, our products or services; continuation of equity programs; net earnings performance; earnings per share; capital allocation and expenditures; liquidity; return on invested capital; expense leverage; stock-based compensation expense; commodity price inflation and deflation; the ability to issue debt on terms and at rates acceptable to us; the impact and expected outcome of investigations, inquiries, claims, and litigation; the effect of accounting charges; the effect of adopting certain accounting standards; the impact of regulatory changes; financial outlook; and the integration of acquired companies into our organization and the ability to recognize the anticipated synergies and benefits of those acquisitions.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Danimer Scientific, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
(in thousands, except share data)	2021	2020
Assets:
Current assets:
Cash and cash equivalents	$416,355	$377,581
Accounts receivable, net	10,069	6,605
Inventories	17,653	13,642
Prepaid expenses and other current assets	4,611	3,089
Contract assets	3,018	1,466
Total current assets	451,706	402,383

Property, plant and equipment, net	159,983	106,795
Patents, net	1,819	1,801
Right-of-use assets	16,546	19,387
Leverage loans receivable	13,408	13,408
Restricted cash	524	2,316
Loan fees	1,548	-
Other assets	71	111
Total assets	$645,605	$546,201

Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable	$18,970	$10,610
Accrued liabilities	5,901	9,220
Unearned revenue and contract liabilities	822	2,455
Current portion of lease liability	2,947	3,000
Current portion of long-term debt, net	333	25,201
Total current liabilities	28,973	50,486

Private warrants liability	59,302	82,860
Long-term lease liability, net	20,581	24,175
Long-term debt, net	29,576	31,386
Other long-term liabilities	625	1,250
Total liabilities	$139,057	$190,157

Commitments and Contingencies (Note 14)

Stockholders' equity:
Common stock, $0.0001 par value; 200,000,000 shares authorized: 97,732,079 and 84,535,640 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	$9	$8
Additional paid-in capital	620,808	414,819
Accumulated deficit	(114,269)	(58,783)
Total stockholders’ equity	506,548	356,044
Total liabilities and stockholders’ equity	$645,605	$546,201

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Danimer Scientific, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2021	2020	2021	2020
Revenue:
Products	$11,294	$10,576	$22,318	$19,755
Services	3,177	1,297	5,334	2,716
Total revenue	14,471	11,873	27,652	22,471

Costs and expenses:
Cost of revenue	12,460	8,441	24,185	15,870
Selling, general and administrative	19,079	2,828	29,199	5,808
Research and development	3,975	2,128	6,594	3,375
(Gain) loss on sale of assets	33	(9)	33	(9)
Total costs and expenses	35,547	13,388	60,011	25,044
Loss from operations	(21,076)	(1,515)	(32,359)	(2,573)

Nonoperating income (expense):
Gain (loss) on remeasurement of private warrants	58,740	-	(21,957)	-
Interest expense, net	(222)	(384)	(422)	(1,097)
Gain on forgiveness of debt	1,776	-	1,776	-
Loss on loan extinguishment	-	-	(2,604)	-
Other income (expense), net	30	99	80	189
Total nonoperating income (expense)	60,324	(285)	(23,127)	(908)
Income (loss) before income taxes	39,248	(1,800)	(55,486)	(3,481)
Income tax expense	-	-	-	-
Net income (loss)	$39,248	$(1,800)	$(55,486)	$(3,481)

Net income (loss) per share:
Basic net income (loss) per share	$0.44	$(0.06)	$(0.64)	$(0.12)
Diluted net income (loss) per share	$0.39	$(0.06)	$(0.64)	$(0.12)

Weighted average number of shares used to compute: (1)
Basic net income (loss) per share	88,806,086	29,005,309	86,760,615	28,386,948
Dilutive effect of warrants and stock options	12,718,858	-	-	-
Diluted net income (loss) per share	101,524,944	29,005,309	86,760,615	28,386,948

(1) 2020 Amounts retroactively restated for Business Combination

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Danimer Scientific, Inc.

Condensed Consolidated Statements of Stockholders' Equity (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2021	2020	2021	2020
Common stock: (1)
Balance, beginning of period	$8	$3	$8	$3
Issuance of common stock	1	-	1	-
Balance, end of period	9	3	9	3

Additional paid-in capital: (1)
Balance, beginning of period	435,782	91,750	414,819	66,503
Fair value of private warrants converted to public warrants	31,593	-	45,515	-
Exercise of warrants, net of issuance costs	138,202	-	138,202	-
Stock-based compensation	14,031	155	20,696	302
Stock issued under stock compensation plans	1,275	-	2,466	-
Beneficial conversion feature on convertible notes	-	-	-	93
Issuance of common stock, net of issuance costs	(75)	-	(890)	25,007
Balance, end of period	620,808	91,905	620,808	91,905

Accumulated deficit:
Balance, beginning of period	(153,517)	(51,611)	(58,783)	(49,930)
Net income (loss)	39,248	(1,800)	(55,486)	(3,481)
Balance, end of period	(114,269)	(53,411)	(114,269)	(53,411)

Total stockholders' equity	$506,548	$38,497	$506,548	$38,497

(1) 2020 Amounts retroactively restated for Business Combination

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Danimer Scientific, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30,
(in thousands)	2021	2020
Cash flows from operating activities:
Net loss	$(55,486)	$(3,481)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on remeasurement of private warrants	21,957	-
Stock-based compensation	20,696	302
Depreciation and amortization	4,311	1,809
Loss on write-off of deferred loan costs	1,900	-
Amortization of debt issuance costs and debt discounts	207	852
Single lease cost (benefit)	(806)	194
Gain on forgiveness of debt	(1,776)	-
Other	66	381
Changes in operating assets and liabilities:
Accounts payable	1,967	(592)
Contract assets	(1,552)	-
Unearned revenue and contract liabilities	(1,633)	(907)
Prepaid expenses and other current assets	(1,520)	(1,879)
Accounts receivable, net	(3,464)	(1,152)
Accrued and other long-term liabilities	(3,537)	346
Inventories	(4,011)	(5,780)
Other assets	40	(482)
Net cash used in operating activities	(22,641)	(10,389)
Cash flows from investing activities:
Purchases of property, plant and equipment	(51,906)	(19,079)
Proceeds from sales of property, plant and equipment	340	9
Net cash used in investing activities	(51,566)	(19,070)
Cash flows from financing activities:
Proceeds from exercise of warrants, net of issuance costs	138,202	-
Proceeds from exercise of stock options	2,375	-
Proceeds from long-term debt	169	4,015
Proceeds from employee stock purchase plan	92	-
Proceeds from issuance of common stock, net of issuance costs	(890)	25,007
Cash paid for debt issuance costs	(1,684)	(18)
Principal payments on long-term debt	(27,075)	(811)
Net cash provided by financing activities	111,189	28,193
Net increase (decrease) in cash and cash equivalents and restricted cash	36,982	(1,266)
Cash and cash equivalents and restricted cash-beginning of period	379,897	9,278
Cash and cash equivalents and restricted cash-end of period	$416,879	$8,012
Supplemental cash flow information
Cash paid for interest, net of interest capitalized	$242	$-
Cash paid for operating leases	$1,589	$1,270
Supplemental non-cash disclosure
Changes in accounts payable and accrued liabilities related to purchase of property, plant and equipment	$5,983	$(5,831)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Danimer Scientific, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1. Basis of Presentation

Description of Business

Danimer Scientific, Inc. (“Danimer”) together with its subsidiaries (collectively referred to as the “Company”) is a performance polymer company specializing in bioplastic replacements for traditional petroleum-based plastics. Our common stock is listed on the New York Stock Exchange under the symbol “DNMR”.

Financial Statements

We have prepared these condensed consolidated financial statements (“Financial Statements”) in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and the rules and regulations of the SEC. In the opinion of management, our Financial Statements reflect all adjustments, which are of a normal recurring nature, necessary to present fairly our financial position, results of operations, stockholders’ equity, and cash flows at the dates and for the periods presented. Our Financial Statements should be read in conjunction with our audited consolidated financial statements and the notes thereto included in our Amended Annual Report on Form 10-K/A for the year ended December 31, 2020. Results for interim periods are not necessarily indicative of the results for the year.

We have made certain reclassifications to the prior period presentation in order to conform to the current presentation.

We cannot predict the ongoing impact of the COVID-19 pandemic on the increased volatility in global economic and political environments, market demand for our products, supply chain disruptions, possible workforce availability, exchange rate and commodity price volatility and availability of financing, and their impact to our total revenue, production volumes, costs and overall financial condition and available funding. In preparing our Financial Statements in conformity with U.S. GAAP, we have considered and, where appropriate, reflected the effects of the COVID-19 pandemic on our operations. The pandemic continues to provide significant challenges to the U.S. and global economies.

Recently Issued or Adopted Accounting Pronouncements

There have been no new accounting pronouncements not yet effective or adopted in the current period that we believe have a significant effect, or potential significant effect, on our Financial Statements.

Note 2. Business Combination

Live Oak Acquisition Corp. (“Live Oak”) was incorporated in the State of Delaware on May 24, 2019 as a special purpose acquisition company formed for the purpose of effecting a business combination with one or more businesses. Live Oak completed its initial public offering in May 2020. On December 29, 2020, Live Oak consummated a business combination (“Business Combination”) with Meredian Holdings Group, Inc. (“Legacy Danimer”) with Legacy Danimer surviving the merger as a wholly owned subsidiary of Live Oak. In connection with the Business Combination, Live Oak changed its name to Danimer Scientific, Inc.

For financial accounting and reporting purposes, Legacy Danimer was deemed the accounting acquirer, Live Oak was treated as the accounting acquiree, and the Business Combination was accounted for as a reverse recapitalization. Effectively, the Business Combination was treated as the equivalent of Legacy Danimer issuing stock for the net assets of Live Oak, accompanied by a recapitalization. Under this method of accounting, the historical financial statements of Legacy Danimer are our historical financial statements. The net assets of Live Oak are stated at historical costs, with no goodwill or other intangible assets recorded, and were consolidated with Legacy Danimer’s financial statements on December 29, 2020.

Note 3. Inventories

Inventories consisted of the following:

	June 30,	December 31,
(in thousands)	2021	2020
Raw materials	$7,650	$6,825
Work in progress	-	133
Finished goods and related items	10,003	6,684
Total inventories	$17,653	$13,642

Note 4. Property, Plant and Equipment

Property, plant and equipment, net, consisted of the following:

	Estimated
	Useful Life	June 30,	December 31,
(in thousands)	(Years)	2021	2020
Land and improvements	20	$92	$92
Leasehold improvements	Shorter of useful life or lease term	21,021	20,932
Buildings	15-40	2,089	2,089
Machinery and equipment	5-20	82,489	64,164
Motor vehicles	7-10	874	693
Furniture and fixtures	7-10	229	221
Office equipment	3-10	2,110	2,089
Construction in progress	N/A	74,771	36,146
		183,675	126,426
Accumulated depreciation and amortization		(23,692)	(19,631)
Property, plant and equipment, net		$159,983	$106,795

We reported depreciation and amortization expense (which included amortization of patents) as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Cost of revenue	$1,951	$753	$3,790	$1,436
Selling, general and administrative	177	31	273	60
Research and development	83	155	248	313
Total depreciation and amortization expense	$2,211	$939	$4,311	$1,809

Construction in progress consists primarily of the conversion and build-out of our new facility in Winchester, Kentucky. Property, plant and equipment includes capitalized interest of $5.3 million and $5.1 million as of June 30, 2021 and December 31, 2020, respectively. For the three and six months ended June 30, 2021 and 2020, interest costs of $0.1 million and $0.3 million and $1.1 million and $1.8 million, respectively, were capitalized to property, plant and equipment. At December 31, 2020, prepaid expenses and other current assets included $0.8 million of equipment classified as held for sale. We sold this equipment in April 2021 at a loss of approximately $33 thousand.

Note 5. Patents

The majority of our patents were purchased from another commercial corporation, but we have also developed our own patents. We capitalize patent defense and application costs. Patent costs are amortized on a straight-line basis over their estimated useful lives, which range from 13 to 16 years. At June 30, 2021 and December 31, 2020, the gross carrying value of patents subject to amortization was approximately $7.8 million. Accumulated amortization was approximately $6.7 million and $6.5 million at June 30, 2021 and December 31, 2020, respectively. Amortization expense was $0.1 million and $0.2 million for the three and six months ended June 30, 2021 and 2020 and is included in research and development costs. At June 30, 2021 and December 31, 2020, capitalized patent acquisition and defense costs not yet subject to amortization were $0.7 million and $0.5 million, respectively.

Note 6. Accrued Liabilities

The components of accrued liabilities were as follows:

	June 30,	December 31,
(in thousands)	2021	2020
Compensation and related expenses	$1,407	$5,395
Legal settlement	1,250	1,250
Transaction costs and other legal fees	1,563	1,293
Construction in progress expenditures	-	531
Other	1,681	751
Total accrued liabilities	$5,901	$9,220

Note 7. Income Taxes

Our effective income tax rate was zero for the three and six months ended June 30, 2021 and 2020 because we reported taxable losses in each period and continued to provide a full valuation allowance against our net deferred tax assets. In assessing the realizability of deferred income tax assets, we consider whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods at which time those temporary differences become deductible. In making valuation allowance determinations, we consider all available evidence, positive and negative, affecting specific deferred tax assets, including the scheduled reversal of deferred income tax liabilities, projected future taxable income, the length of carry-back and carry-forward periods, and tax planning strategies in making this assessment.

Note 8. Operating Leases

We reported operating lease costs as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Cost of revenue	$83	$244	$613	$460
Selling, general and administrative	(91)	496	(40)	951
Research and development	144	129	288	245
Total operating lease cost	$136	$869	$861	$1,656

Note 9. Private Warrants

At June 30, 2021 and December 31, 2020, there were 3,915,893 and 6,000,000 outstanding warrants, respectively, to purchase shares of our common stock at an exercise price of $11.50 per share, subject to adjustments, that had been privately placed prior to the Business Combination (“Private Warrants”). The warrants are exercisable at any time after May 7, 2021, and we do not have any right to compel the exercise or redemption of the Private Warrants. All Private Warrants transferred, assigned, or sold to anyone other than certain affiliates of Live Oak prior to June 16, 2021 became Public Warrants (as defined in Note 11). On December 28, 2025, any remaining outstanding Private Warrants will expire.

During the quarters ended June 30, 2021 and March 31, 2021, respectively, holders of 1,565,260 and 518,847 Private Warrants sold them and the Private Warrants became Public Warrants. We valued these Private Warrants on each sale date using the Black Scholes model and reclassified the fair value of each Private Warrant to additional paid-in capital.

The Private Warrants meet the definition of a derivative instrument and are reported as liabilities at June 30, 2021 and December 31, 2020, with changes in the fair value of the private warrants recorded in earnings. The Private Warrants are Level 3 financial instruments. A rollforward of the Private Warrants liability is below.

(in thousands)
Balance at December 31, 2020	$(82,860)
Loss on remeasurement of Private Warrants	(80,697)
Fair value of Private Warrants sold	13,922
Balance at March 31, 2021	(149,635)
Gain on remeasurement of Private Warrants	58,740
Fair value of Private Warrants sold	31,593
Balance at June 30, 2021	$(59,302)

The table below sets forth the inputs we used in our Black-Scholes models for Private Warrant valuations and the fair values determined.

	As Of	Three Months Ended			Six Months Ended			As Of
	June 30, 2021	June 30, 2021			June 30, 2021			December 31, 2020
Share price of our common stock	$25.05	$17.45	-	$38.33	$17.45	-	$44.26	$23.51
Expected annual dividend yield (1)	0%			0%			0%	0%
Expected volatility (2)	40%			40%			40%	40.0%
Risk-free rate of return (3)	0.76%			0.76%	0.76%	-	0.85%	0.36%
Expected warrant term (years) (4)	4.50	4.50	-	4.73	4.50	-	4.99	4.99
Fair value determined per warrant	$15.14	$8.53	-	$27.82	$8.53	-	$33.65	$13.81

(1)	We have not paid and do not currently anticipate paying a cash dividend on our common stock.
(2)

We estimated expected volatilities using stock data for select peer public companies over a timeframe similar to the expected term. We selected peer companies using our judgment and as such, expected volatility is a Level 3 input.

(3)	We estimated risk-free rates based on the expected terms using the U.S. Treasury yield curve in effect as of the valuation dates.
(4)	The expected warrant terms are equal to the remaining contractual life of the Private Warrants at each measurement date.

Note 10. Debt

The components of long-term debt were as follows:

	June 30,	December 31,
(in thousands)	2021	2020
2019 Term Loan	$-	$27,000
Subordinated Term Loan	10,205	10,171
NMTC notes	21,000	21,000
Paycheck Protection Program loan	-	1,776
Asset Based Lending Agreement	-	-
Vehicle and equipment notes	434	329
Mortgage notes	254	266
Total	$31,893	$60,542
Less: Total unamortized debt issuance costs	(1,984)	(3,955)
Less: Current cash maturities net of current portion of debt issuance costs	(333)	(25,201)
Total long-term debt	$29,576	$31,386

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

In July 2020, we modified the 2019 Term Loan such that the applicable margin in the interest rate formula (formerly calculated as the greater of (a) 2.25% or (b) three month LIBOR, plus 4.5%) changed from 4.5% to a five-level tiered amount ranging from 4.5% if the consolidated senior leverage ratio, as defined in the 2019 Term Loan, was less than 1.5, to as high as 6.35% if the consolidated senior leverage ratio was greater than 2.25.  When the amendment was executed, the applicable margin was 6.35%.

On January 29, 2021, we voluntarily paid off and terminated our 2019 Term Loan. All related liens and security interests in our assets and guarantees were terminated and released. We settled the 2019 Term Loan for $27.7 million including the outstanding principal amount of $27.0 million, a prepayment fee of $0.5 million and $0.2 million in accrued unpaid interest. We recognized a loss of $2.6 million upon extinguishment due to the prepayment and related fees and the write-off of unamortized debt issuance costs.

Subordinated Term Loan

In March 2019, we, through a subsidiary, entered into a subordinated second credit agreement (“Subordinated Term Loan”) for $10 million in term loans consisting of two loans in the amounts of $5.5 million and $4.5 million with essentially the same terms. The term loans mature on February 13, 2024 and require monthly interest only payments, with the outstanding principal balance due at maturity. The base interest rate is the “Prime Rate” as quoted by the Wall Street Journal (adjusted each calendar quarter; 3.25% and 3.25% at June 30, 2021 and December 31, 2020, respectively) plus 2.75%. We have the option to pay up to two percent (2%) in any interest payable in any fiscal quarter by adding such interest payment to the principal balance of the related note (“PIK Interest”). During the year ended December 31, 2020, we used the PIK Interest option and an additional $0.2 million was included in the principal balance at December 31, 2020. The Subordinated Term Loan provided for financial covenants including a maximum capital expenditures limit, leverage ratio, fixed charge coverage ratio and adjusted EBITDA covenants, certain of which became more restrictive over time.

On March 18, 2021, we amended the Subordinated Term Loan to, among other things, change the base rate from the prime rate to LIBOR, lower the applicable margin to 2% from 2.75%, remove certain prepayment requirements, convert the financial covenants to “springing” financial covenants that do not apply as long as the subsidiary has at least $10 million of unrestricted cash on deposit, increase the capital expenditure covenant, and restrict our ability to prepay the loan until after July 1, 2022.

The Subordinated Term Loan remains secured by all real and personal property of DSH and its subsidiaries but is subordinated to all other existing lenders. At June 30, 2021, we were in compliance with all financial covenants.

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

The Investors are entitled to substantially all of the benefits derived from the tax credits. The NMTC tax credits are subject to recapture for a compliance period of seven years. During the compliance period, we are required to comply with various regulations and contractual provisions that apply to the NMTC arrangements. We do not expect the maximum potential amount of future payments under this indemnification to exceed the face amount of the related debt, net of leverage loans receivable. We believe that the likelihood of a required payment under this indemnification is remote.

Paycheck Protection Program Loan

In April 2020, we received $1.8 million under the Paycheck Protection Program (“PPP Loan”). The PPP Loan had a two-year term and bore interest at a rate of 1.0% per annum. Monthly principal and interest payments were deferred for six months after the date of disbursement. The promissory note issued in connection with the PPP Loan contained events of default and other provisions customary for a loan of this type. On December 11, 2020, we submitted an application for forgiveness of the PPP Loan.

In connection with the Business Combination, we entered into an escrow agreement with the PPP lender and on December 29, 2020 we deposited in escrow $1.8 million, which represented the principal, accrued interest, and escrow fee to pay the loan in full. We classified the amounts in escrow as restricted cash at December 31, 2020.

During the quarter ended June 30, 2021, our PPP Loan was forgiven and we received the escrow balance, net of associated fees, of $1.8 million and as a result recognized a gain of $1.8 million.

Asset-based Lending Arrangement

On April 29, 2021, we entered into a credit facility (“Credit Agreement”) with Truist Bank that includes a $20.0 million variable interest rate asset-based lending arrangement and a $1.0 million capital expenditure line of credit with customary terms and conditions. The amount of the revolving commitment available for borrowing at any given time is subject to a borrowing base formula that is based upon our qualifying accounts receivable and inventory. These arrangements mature on April 29, 2026.

Interest on any borrowings is payable monthly and is calculated, at our election, using either a base rate (as defined in the Credit Agreement) plus an applicable margin of 1.50% for revolving loans and 1.75% for equipment loans, or a LIBOR market index rate (“LMIR”) (as defined) plus an applicable margin of 2.50% for revolving loans and 2.75% for equipment loans. If we maintain a trailing twelve month consolidated fixed charge coverage ratio (as defined) of 1.1:1.0 or better and no event of default exists, then the applicable margins for base rate revolving loans and LMIR rate loans are 1.00% and 2.00%, respectively.

The Credit Agreement contains customary affirmative and negative covenants, with certain permitted exceptions, which, among other things:

•
require us to deliver financial statements and other information and to provide notice of certain material events,
•
contain certain restrictions on the conduct of our business, the management of cash, and the administration of accounts, inventory and equipment,
•
restrict our ability to own, hold and acquire assets; incur debt and liens; to make investments and payments; to effect fundamental corporate changes, to sell assets, and to enter into certain other types of transactions or agreements.

After October 29, 2023, or sooner at our election in order to increase availability under the borrowing base formula, we are required to maintain a trailing twelve month consolidated fixed charge coverage ratio of at least 1.1:1.0.

Also on April 29, 2021, we entered into a guaranty and security agreement with Truist Bank.  Pursuant to this security agreement, we granted a security interest in substantially all of the personal property to secure the obligations under the Credit Agreement and we guaranteed, on an unsecured basis, all of the obligations under the Credit Agreement.

Note 11. Equity

Outstanding Shares

The following table summarizes the common stock activity for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020 (1)	2021	2020 (1)
Common stock:
Balance, beginning of period	85,339,145	29,005,309	84,535,640	25,371,186
Issuance of common stock	12,392,934	-	13,196,439	3,634,123
Balance, end of period	97,732,079	29,005,309	97,732,079	29,005,309

(1) Retroactively restated for Business Combination

Public Warrants

At December 31, 2020, there were 10,000,000 outstanding publicly traded warrants to purchase shares of our common stock with an exercise price of $11.50 per share, subject to adjustments (“Public Warrants”). The Public Warrants were exercisable and potentially redeemable after May 7, 2021.

We could redeem the Public Warrants at a price of $0.01 per warrant upon a minimum of 30 days’ prior written notice of redemption, if and only if the last sale price of our common stock equaled or exceeded $18.00 per share for any 20-trading days within a 30-trading day period ended three business days before we sent the notice of redemption to the warrant holders. This requirement was met and on May 14, 2021, we notified holders of the Public Warrants of our intent to redeem them on June 16, 2021. As a result, 12,033,169 Public Warrants, including some Public Warrants that had initially been Private Warrants, were exercised and 50,965 Public Warrants were redeemed. Net of fees, we collected $138.2 million in connection with the exercises and redemptions. The Public Warrants qualified as equity instruments and we included them in additional paid-in capital at December 31, 2020.

Non-Plan Legacy Danimer Options and Warrants

Prior to 2017, Legacy Danimer had issued 208,183 stock options that were not a part of either the 2016 Executive Plan or the 2016 Omnibus Plan. These options had a weighted average exercise price of $30 per share. On December 29, 2020, the then-remaining 30,493 of these options were converted to options to purchase 279,253 shares of our common stock with a weighted average exercise price of $3.28 per share. During the quarter ended June 30, 2021, 153,763 of these options were exercised.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Employee stock options	37,500	11,108,755	10,682,969	11,108,755
Public Warrants	-	-	-	-
Private Warrants	-	-	3,915,863	-
Restricted shares	-	-	3,035,676	-
Legacy Danimer options	-	1,906,540	125,490	1,906,540
Legacy Danimer warrants	-	506,611	-	506,611
Total excluded instruments	37,500	13,521,906	17,759,998	13,521,906

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

We defer certain contract fulfillment costs. These costs are amortized to cost of revenue on a per-pound basis as we sell the related product. During the three and six months ended June 30, 2021, we charged $.0.1 million and $0.3 million of fulfillment costs to cost of revenue. At June 30, 2021 and December 31, 2020 we had recorded gross contract assets of $2.0 million and $1.5 million, respectively, related to these fulfillment costs.

R&D service revenues generally involve milestone-based contracts under which we work with a customer to develop a PHA-based specific solution designed to the customer’s specifications, which may involve a single or multiple performance obligations. At the inception of our R&D services contracts, customers generally pay consideration at the commencement of the agreement and at milestones as outlined in the contracts. We recognize contract liabilities for such progress with an input method based on personnel hours incurred to date as a percentage of total estimated personnel hours consideration initially, and then reduce each contract liability by recognizing revenue for our R&D services over time by measuring progress for each performance obligation identified within each contract. To the extent collectible revenue recognized under this method exceeds the consideration received, we recognize contract assets for unbilled consideration.

The following table shows the significant changes in the R&D contract asset and contract liability balances for the six months ended June 30, 2021 and 2020.

	For the Six Months Ended June 30,
	2021			2020
(in thousands)	Contract Asset	Contract Liability	Total Revenue Recognized	Contract Asset	Contract Liability	Total Revenue Recognized
Beginning balance	$-	$(2,455)		$-	$(4,580)
Revenue recognized	1,529	3,251	$4,780	-	1,256	$1,256
Unearned consideration received	-	(1,618)		-	(350)
Ending balance	$1,529	$(822)	$4,780	$-	$(3,674)	$1,256

Note 13. Stock-Based Compensation

2020 Equity Plans

In connection with the Business Combination, on December 29, 2020, our stockholders approved the 2020 Incentive Plan and the 2020 Employee Stock Purchase Plan (“2020 ESPP Plan”).

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

The 2020 ESPP Plan provides for the sale of our common stock to our employees through payroll withholding at a discount of 15% from the lower of the closing price of our common stock on the first or last day of each biannual offering period. Up to 2,571,737 shares of our common stock were authorized to be issued under this plan. The first offering period under the 2020 ESPP Plan commenced on April 1, 2021 and we issued 5,013 shares effective June 30, 2021.

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

To reflect the effect of this market condition on the vesting of these restricted shares, we valued them using a Monte Carlo simulation, which takes into account a large number of potential stock price scenarios over time and incorporates varied assumptions about volatility and exercise behavior for those various scenarios. A fair value is determined for each potential outcome. The grant date fair value of these restricted shares is the average of the fair values calculated for each potential outcome, or $36.57. We are recognizing the compensation expense for these shares on a straight-line basis from the grant date through January 2024.

No other grants of restricted shares have been made.

Stock Options

A summary of stock option activity under our equity plans for the six months ended June 30, 2021 follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance, December 31, 2020	11,008,533	$13.94	8.4	$105,341,482
Granted	37,500	$45.41
Exercised	(363,064)	$3.28		$15,744,316
Balance, March 31, 2021	10,682,969	$14.41	8.0	$249,345,242
Granted	-
Exercised	(200,532)	$3.39		$5,616,689
Balance, June 30, 2021	10,482,437	$14.62		$109,293,775

Balance, June 30, 2021:
Exercisable	4,791,353	$4.67	5.9	$97,647,774
Vested and expected to vest	10,482,437	$14.62	8.0	$109,293,775

The aggregate intrinsic values are calculated as the difference between the exercise price of the indicated stock options and the fair value of our common stock on the respective exercise dates or on June 30, 2021, as applicable.

The weighted average grant-date fair values of options granted during the quarter ended March 31, 2021 was $18.52 per option. We have estimated the fair values of our option awards on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Three and Six Months Ended June 30, 2021
Expected annual dividend yield (1)	0.00%
Expected volatility (2)	41.50%
Risk-free rate (3)	1.05%
Expected option term (years) (4)	6

(1)	We have not paid and do not currently anticipate paying a cash dividend on our common stock.
(2)	We estimated the expected volatility using the mean stock price for selected peer public companies over a historic timeframe similar to the expected term.
(3)	We estimated the risk-free rate of return using the U.S. Treasury yield curve in effect as of the valuation date.
(4)	We estimated the expected term using the “simplified” method described in SEC Staff Accounting Bulletin 14.

As of June 30, 2021, there was $143.0 million of unrecognized compensation cost related to nonvested stock options and restricted shares granted under the 2020 Incentive Plan. That cost is expected to be recognized over a weighted-average period of 2.5 years.

During the quarter ended December 31, 2020, we awarded 1,466,874 stock options that are contingent upon shareholder approval of an increase in the number of shares issuable under the 2020 Incentive Plan, which has not occurred and which we determined is not a perfunctory exercise, therefore no accounting grant date has been established. As a result, these awards are not reflected in our consolidated financial statements. As described more fully in Note 15, these stock options were modified subsequent to June 30, 2021 and will be treated as liability awards.

Note 14. Commitments and Contingencies

Commitments

In connection with our 2007 acquisition of certain intellectual property, we agreed to pay royalties upon production and sale of PHA. The royalty is $0.05 per pound for the first 500 million pounds of PHA sold and decreases to $0.025 per pound for cumulative sales in excess of that amount until the underlying patents expire. We incurred approximately $0.1 million in royalties during the six months ended June 30, 2021

In November 2015, we terminated a former executive and terminated our contract with an advisory firm (the “Advisory Contract”), pursuant to which we, through the advisory firm, engaged the individual as an executive of the Company. In December 2015, we deemed the Advisory Contract, together with all related arrangements in connection therewith, void, including any share issuances in connection with such arrangements. We filed suit against the former executive and the advisory firm during 2016, and various counterclaims were filed by the former executive and the advisory firm. During the third quarter of 2020, this matter was settled and we agreed to pay $8 million to resolve all outstanding claims, the executive agreed to the cancellation of any shares issued to such executive pursuant to the Advisory Contract and related arrangements, and the exchange of mutual releases among the parties. The remaining unpaid liability is included in accrued liabilities ($1.3. million and $1.3 million) and other long-term liabilities ($0.6 million and $1.3 million) at June 30, 2021 and December 31, 2020, respectively.

Litigation Matters

On May 14, 2021 a class action complaint was filed by Darryl Keith Rosencrants in the United States District Court for the Eastern District of New York, on May 19, 2021 a class action complaint was filed by Elizabeth and John Skistimas in the United States District Court for the Eastern District of New York, on May 18, 2021 a class action complaint was filed by Carlos Caballeros in the United States District Court for the Middle District of Georgia and on May 18, 2021 a class action complaint was filed by Dennis H. Wilkins also in the United States District Court for the Middle District of Georgia. Each plaintiff or plaintiffs brought the action individually and on behalf of all others similarly situated against the Company and/or Stephen E. Croskrey, John A. Dowdy, III, John P. Amboian, Richard J. Hendrix, Christy Basco, Philip Gregory Calhoun, Gregory Hunt, Isao Noda and Stuart W. Pratt (collectively, “Defendants”).

The alleged class varies in each case but covers all persons and entities other than Defendants who purchased or otherwise acquired securities of the Company between October 5, 2020 and May 4, 2021 (the “Class Period”).  Plaintiffs are seeking to recover damages caused by Defendants’ alleged violations of the federal securities laws and to pursue remedies under Sections 10(b) and 20(a) of the 1934 Act, and Rule 10b-5 promulgated thereunder. The complaints are substantially similar and are each premised upon various allegations that throughout the Class Period, Defendants made materially false and misleading statements regarding, among other things, the Company’s business, operations and compliance policies.

Plaintiffs seek the following remedies: (i) determining that the lawsuits may be maintained as class actions under Rule 23 of the Federal Rules of Civil Procedure, (ii) certifying a class representative, (iii) requiring Defendants to pay damages allegedly sustained by plaintiffs and the class members by reason of the acts alleged in the complaints, and (iv) awarding pre-judgment and post-judgment interest as well as reasonable attorneys’ fees, expert fees and other costs.

On July 29, 2021, the Georgia court transferred the Georgia cases to New York, motions to consolidate are pending and it is expected that all four class actions will be consolidated into a single lawsuit in the Eastern District of New York.  When a consolidated class action complaint is filed, Defendants intend to make a motion to dismiss.

On May 24, 2021, a shareholder derivative lawsuit was filed in the Court of Chancery of the State of Delaware by Richard Delman on behalf of the Company, alleging breach of fiduciary duty against the Company’s directors.  That lawsuit has been stayed pending the outcome of Defendants’ motion to dismiss the securities class actions.

The above complaints repeat certain allegations which are already in the public domain.  Defendants deny the allegations of the complaints, believe the lawsuits are without merit and intend to defend them vigorously. Since the amounts of loss related to these matters, if any, cannot be reasonably estimated at this time, no amounts have been accrued for this matter at June 30, 2021.

Note 15. Subsequent Events

Executive Compensation

On July 23, 2021, in order to align our CEO compensation methodology with prevailing public company practices, the Compensation Committee of our Board of Directors and our Board of Directors approved our entering into an amended and restated employment agreement with our Chief Executive Officer and Chairman of the Board of Directors, Stephen E. Croskrey (“A&R Employment Agreement”).

The A&R Employment Agreement provides, among other things, that Mr. Croskrey shall continue to serve as Chief Executive Officer and Chairman of the Board of Directors and provides for an annual base salary of $875,000, effective as of January 1, 2021. Additionally, the A&R Employment Agreement provides that Mr. Croskrey is entitled to an immediate one-time bonus of $2,000,000. The A&R Employment Agreement also provides that upon satisfaction of performance targets to be established by the Board of Directors, Mr. Croskrey will be paid an annual cash bonus equal to between 1.25 and 2.5 times his annual base salary if certain performance thresholds are attained.

The A&R Employment Agreement states that in each year of employment, including 2021, Mr. Croskrey will receive a long term incentive award, of which 50% shall be in the form of performance stock awards that vest upon satisfaction of performance targets to be established by the Board of Directors for each such year and 50% shall be in the form of stock options that vest over time. If shares of common stock are not available to settle the awards as they come due, we will settle them in cash.

The A&R Employment Agreement also modified all stock compensation instruments previously granted to Mr. Croskrey, which stipulated that if shares of common stock are not available to settle the awards as they come due, we will settle them in cash. We previously awarded Mr. Croskrey approximately 1.2 million options with an exercise price of $24.20 that are contingently granted upon on shareholder approval of an increase in the number of shares issuable under the 2020 Incentive Plan, which has not occurred, and therefore these awards not were reflected in our consolidated financial statements. The liability for these options will be marked to market each period end, with the income statement effect of such revaluations prorated through February 2024 and included in stock compensation expense reported within selling, general and administrative expense.

The A&R Employment Agreement ends on December 31, 2024, unless earlier terminated in accordance with its terms.

Director Compensation

On August 12, 2021, we agreed to a modification of all stock compensation instruments previously granted to Mr. Stuart Pratt, Director, which stipulated that if shares of common stock are not available to settle the awards as they come due, we will settle them in cash. We previously awarded Mr. Pratt approximately 300 thousand options with an exercise price of $24.20 that are contingently granted upon on shareholder approval of an increase in the number of shares issuable under the 2020 Incentive Plan, which has not occurred, and therefore these awards were not reflected in our consolidated financial statements. The liability for these options will be marked to market each period end, with the income statement effect of such revaluations prorated through February 2024 and included in stock compensation expense reported within selling, general and administrative expense.

Business Combination

On July 28, 2021, we entered into an agreement and plan of merger (“Merger Agreement”) to acquire Novomer, Inc. in exchange for $152 million in cash, subject to certain customary adjustments as set forth in the Merger Agreement. We also entered into employment or consulting agreements with certain key employees and consultants of Novomer.

We closed this transaction on August 11, 2021. We will issue option awards exercisable for shares of our common stock to certain continuing employees and continuing consultants of Novomer.

The final purchase price determination is subject to customary post-close adjustments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Report”) of Danimer Scientific, Inc. contains forward-looking statements. Except where the context otherwise requires or where otherwise indicated, the terms the “Company,” “Danimer,” “we,” “us,” and “our,” refer to the consolidated business of Danimer Scientific, Inc. (formerly known as Live Oak Acquisition Corp.) and its consolidated subsidiaries. All statements in this Report, other than statements of historical fact, are forward-looking statements These forward-looking statements are based on management’s current expectations, assumptions, hopes, beliefs, intentions, and strategies regarding future events and are based on currently available information as to the outcome and timing of future events. Forward-looking statements may contain words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “should,” “would,” “could,” “plan,” “predict,” “potential,” “seem,” “seek,” “future,” “outlook,” the negative of such terms and other similar expressions which are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. The Company cautions you that these forward-looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond the control of the Company, incident to its business. Actual results and timing of selected events may differ materially from those anticipated in the forward-looking statements as a result of various factors, including those set forth under the section entitled “Risk Factors” or elsewhere in this Report.

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

As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include:

•
our ability to recognize the anticipated benefits of the Business Combination, which may be affected by, among other things, competition, and our ability to grow and manage growth profitably following the closing of the Business Combination;
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

Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in this Report, specifically the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Other risks and uncertainties are and will be disclosed in our prior and future Securities and Exchange Commission (“SEC”). The following information should be read in conjunction with the Condensed Consolidated Financial Statements and related notes appearing in Part I, Item 1 of this Report.

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

PHA-Based Resins

We are a leading producer of polyhydroxyalkanoate (“PHA”), a new, 100% biodegradable plastic feedstock alternative, which we sell under the proprietary Nodax® brand name, for use in a wide variety of plastic applications including water bottles, straws and food containers, among other things. We originally acquired the technology to produce PHA from Procter & Gamble in 2007. We make Nodax through a fermentation process where bacteria consume vegetable oil and make PHA within their cell membranes as energy reserves. We harvest the PHA from the bacteria, then purify and filter the bioplastic before extruding the PHA into pellets, which we sell to converters. PHAs are a complete replacement for petroleum-based plastics where the convertors do not have to purchase new equipment to switch to the new biodegradable plastic. Utilizing PHA as a base resin significantly expands the number of potential applications for bioplastics in the industry and enables us to produce resin that is not just compostable, but also fully biodegradable.

Having successfully scaled up PHA production from the laboratories to a contract manufacturer and later to our own commercial development plant, we recently began making PHA on a commercial scale. In December 2018, we acquired a fermentation facility in Winchester, Kentucky (“Kentucky Facility”). We embarked on a two-phase commissioning strategy for the Kentucky Facility. We commenced scale-up fermentation runs in December 2019 and completed several components of the Phase I improvements by the end of 2020. Through June 30, 2021, we have invested $57 million for Phase I and related projects, excluding capitalized interest. Once Phase I is producing at full capacity, we expect to produce approximately 20 million pounds of finished product per year. We believe that the capacity of the plant can be expanded by another 45 million pounds of finished product, bringing total plant capacity up to 65 million pounds per year, by investing an estimated $114 million (plus or minus 4%) for the Phase II expansion, excluding capitalized interest and internal labor. We have commenced Phase II construction and expect to complete the buildout during the second quarter of 2022. We have invested $61.6 million in the Phase II expansion through June 30, 2021, excluding capitalized interest and internal labor.

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

As a result of the Business Combination, we are an SEC-registered and NYSE-listed company, which will require us to continue to hire additional personnel and implement procedures and processes to address public company regulatory requirements and customary practices. We expect to continue to incur additional expenses as a public company for, among other things, directors’ and officers’ liability insurance, director fees and additional internal and external accounting and legal and administrative resources, including increased audit and legal fees.

Key Factors Affecting Operating Results

We believe that our performance and future success depend on several factors that present significant opportunities for us but also pose risks and challenges, including those discussed below.

Factors Impacting Our Revenue

Our product revenue is significantly impacted by our ability to successfully scale the Kentucky Facility for commercial production of PHA. The completion of Phase II of the Kentucky Facility will significantly increase our capacity to produce and sell PHA, which is in high demand by our customers. Using Nodax as a base resin significantly expands the number of potential applications for bioplastics and also enables us to produce a resin that is not just compostable, but also fully biodegradable. Since we just recently introduced our PHA on a commercial scale, our product revenues are also impacted by the timing and success of customer trials as well as product degradation testing and certifications. Our product revenue from PLA-based resins is primarily impacted by the effective launch of new product offerings in new markets by our customers as well as the ability of our suppliers to continue to increase their production capacity of neat PLA. Finally, our product revenue is impacted by our ability to deliver biopolymer formulations that can be efficiently run on customer conversion equipment and meet customer application specifications and requirements. Revenue from product sales is generally recognized when the finished products are shipped to customers. Due to the highly specialized nature of our products, returns are infrequent and we do not offer rebates or volume discounts that would impact selling prices.

Our services revenue is primarily impacted by the timing of, and execution against, customer contracts. Research and development services generally involve milestone-based contracts to develop PHA-based solutions designed to a customer’s specifications and may involve single or multiple performance obligations with the transaction price being allocated to each performance obligation based on the standalone selling prices of the performance obligations. Service revenues are recognized over time with progress measured based on personnel hours incurred to date as a percentage of total estimated personnel hours for each performance obligation within the contract. Upon the completion of research and development contracts, customers generally have the option to enter into long-term supply agreements with us for the developed product solutions. Our ability to grow our services revenue depends on our ability to develop a track record of developing successful biopolymer formulations for our customers and effectively transitioning those formulations to commercial scale production.

Factors Impacting Our Operating Expenses

Costs of revenue

Cost of revenue is comprised of costs of goods sold and direct costs associated with research and development service contracts. Costs of goods sold consists of raw materials and ingredients, labor costs for production staff, related production overhead, rent and depreciation costs. Costs associated with research and development service contracts include labor costs, related overhead costs and outside consulting and testing fees incurred in direct relation to specific service contracts.

Selling, general and administrative expense

Selling, general and administrative expense consists of labor costs, marketing expense, corporate administration expenses, stock-based compensation not allocated to research and development or production personnel, and elements of depreciation, rent and facility expenses that are not directly attributable to costs of production or associated with research and development activities.

Research and development expense

Research and development expense includes labor costs, third-party consulting and testing fees, and rent and related facility expenses directly attributable to research and development activities not associated with revenue generating service contracts.

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

Although our revenue has continued to grow during the continuing global pandemic, we believe that some of our customers have deferred decision making and commitments regarding future orders and new contracts. The global pandemic has also resulted in delays in performing trials with new customers and obtaining certification for new products. During this period and especially prior to the Business Combination, we have delayed certain capital expenditures in order to conserve financial resources, resulting in a slower than expected scale up of the Kentucky Facility. We have not observed any material impairments of our assets or a significant change in the fair value of assets due to the COVID-19 pandemic.

For additional information on risk factors that could impact our results, please refer to “Risk Factors” located elsewhere in this Report.

Current Developments

During the second quarter, we made further inroads in our mission to create biodegradable consumer packaging and other products which address the global plastics waste crisis, building on our team’s many accomplishments since we became a public company just over seven months ago. In the second quarter alone:

•
Virtually all of our outstanding public warrants were exercised, providing funding to propel exciting new growth initiatives,
•
We made further progress on the construction of our Phase II Kentucky Facility expansion, and
•
We successfully completed the previously announced debottlenecking initiative at Phase I of our Kentucky Facility to increase efficiencies and in turn, increase our overall output of Nodax based resins at the facility.

In August 2021, we closed on the acquisition of Novomer, Inc., a leading developer of conversion technology providing transformable, functional and low net carbon inputs into the production of PHA-based resins and other biodegradable materials, in a cash transaction valued at $152 million, subject to customary adjustments. Novomer develops high-performing, carbon-efficient, cost-effective polymers and chemicals, including poly(3-hydroxypropionate) (“p(3HP)”), a type of PHA under its brand name, Rinnovo. We believe that Novomer’s technology will enhance the strength of product applications we develop due to the complementary nature of Novomer’s polymers when combined with Nodax and enable us to increase the expected overall volume of finished product we will be able to deliver, all while significantly lowering our production costs and capital expenditure per pound produced.

To meet the growing demand for our resins, we regularly evaluate our manufacturing capacity to pursue the most effective and efficient way to produce materials. In March 2021, we announced our plan to construct a greenfield PHA plant in Bainbridge, Georgia, that would require a capital investment of approximately $700 million with a planned annual production capacity of approximately 250 million pounds of finished product. In July, we received an updated engineering estimated for the greenfield plant of $826 million (+/- 25%) based on continued inflation in construction materials throughout 2021. Considering the recent acquisition of Novomer, we have modified our plans to include Novomer’s expansion through the construction of a commercial Rinnovo plant. In turn, we are modifying the plans for our Bainbridge greenfield facility to include three fermenters in the near term, compared to the six fermenters that we had previously stated, while retaining the same amount of extrusion capacity included in the initial plan. Based on this updated three-fermenter design, we’ve updated our engineering estimate for the Bainbridge greenfield plant to $493 million (+/- 25%). We currently anticipate spending between $100 million to $180 million on the Rinnovo plant. We anticipate producing at least as much finished product as previously planned by incorporating Rinnovo into our finished products while maintaining the extrusion capacity contemplated in the original greenfield development plan. The Company anticipates adding the additional fermentation and downstream processing models to the greenfield at a future date.

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

Revenue recognition

We recognize revenue from product sales and services in accordance with Financial Accounting Standards Board ASC (“ASC”)Topic 606, Revenue from Contracts with Customers.

We derive our revenues from: 1) product sales of developed compostable resins based on PLA, PHA, and other renewable materials; and 2) research and development (R&D) services related to developing customized formulations of biodegradable resins based on PHA, PLA and other biopolymers as well as tolling revenues.

We generally produce and sell resin pellets, for which we typically recognize revenue upon shipment. Due to the highly specialized nature of our products, returns are infrequent, and therefore we do not estimate amounts for sales returns and allowances. We offer a standard quality assurance warranty related to the fitness of our finished goods. There are no forms of variable consideration such as rebates or volume discounts.

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

Stock-based compensation

We have granted stock options and restricted shares to our employees with either service-based conditions only or market-based and service-based conditions that affect vesting. We recognize expense for these awards based on their grant date fair values on a straight-line basis over the requisite service period, or, in the case of awards with both market-based and service-based vesting conditions, over the longest of the explicit, implicit or derived service period of the award. We determine grant date fair values using a Black-Scholes option pricing model for service-based only option awards and a Monte Carlo simulation for market-based and service-based awards.

Leases

We account for leases in accordance with ASC 842, Leases and we determine if an arrangement is a lease at inception. We use our incremental borrowing rate based on the information available at lease commencement dates, such as rates recently offered to us by lenders on proposed borrowings, in determining the present values of future payments. Our incremental borrowing rate for a lease is the rate of interest we would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. Our lease terms may include options to extend or terminate the lease, typically at our own discretion. We evaluate the renewal options at commencement and if they are reasonably certain of exercise, we include the renewal period in the lease term.

Lease costs associated with operating leases consist of both fixed and variable components. Expenses related to fixed lease payments are recognized on a straight-line basis over the lease term. Variable payments, such as insurance and property taxes, are recorded as incurred and are not included in the initial lease liability.

Derivatives

We account for outstanding privately-held warrants to purchase our common stock for $11.50 per share as derivatives under ASC 815, Derivatives and Hedging and therefore we report these warrants as a liability at their fair value and report mark-to-market changes in their fair value in current income.

Condensed Consolidated Results of Operations for the Three Months Ended June 30, 2021 and 2020:

	Three Months Ended June 30,
(in thousands)	2021	2020	Change
Revenue:
Products	$11,294	$10,576	$718
Services	3,177	1,297	1,880
Total revenue	14,471	11,873	2,598
Cost of revenue	12,460	8,441	4,019
Gross profit	2,011	3,432	(1,421)
Gross profit percentage	13.9%	28.9%
Operating expense:
Selling, general and administrative	19,079	2,828	16,251
Research and development	3,975	2,128	1,847
(Gain) loss on sale of assets	33	(9)	42
Total operating expenses	23,087	4,947	18,140
Loss from operations	(21,076)	(1,515)	(19,561)
Nonoperating expense:
Gain on measurement of private warrants	58,740	-	58,740
Interest expense, net	(222)	(384)	162
Gain on forgiveness of debt	1,776	-	1,776
Other income, net	30	99	(69)
Total nonoperating expenses	60,324	(285)	60,609
Net income (loss)	$39,248	$(1,800)	$41,048

Revenue

The increase in product revenue was driven by an approximately 8% increase in our weighted average selling price, which was partially offset by a 2% decrease in pounds sold. In the second quarter of 2021, PHA-based products represented 29% of our total revenue compared to only 7% during the same period in the prior year. PHA-based product sales increased $3.3 million due to production capacity ramp-up in our Kentucky Facility. PLA-based product sales decreased $2.6 million primarily due to some of our PLA customers deciding to increase their inventory levels in 2020 to protect against potential supply chain disruptions that might have arisen due to the spread of the COVID-19 virus. Once their higher inventory levels were achieved in late 2020, certain of these customers slowed their orders for the first half of 2021.

The increase in services revenue relates primarily to a $1.8 million increase in revenue from research and development contracts, which was driven primarily by signing additional partners to research and development contracts since the end of the prior year period.

We have four customers that accounted for 53% of the total revenue for the three months ended June 30, 2021 which compares with three customers that accounted for 64% of the total revenue during the three months ended June 30, 2020.

Cost of revenue and gross profit

Cost of revenue increased 48% for the three months ended June 30, 2021 as compared with the three months ended June 30, 2020. The increase in cost of revenue is primarily a result of the cost of PHA-based products representing a significantly larger portion of our total revenue during the second quarter of 2021 compared to the second quarter of 2020, as described above. The average cost per pound of PHA-based products sold in the quarter was significantly higher than our PLA-based products due to elevated fixed-cost absorption at our Kentucky Facility. Included in the increase in cost of revenue was a $1.2 million increase in depreciation expense primarily relating to our Kentucky Facility as we continue to place production assets in service. The average cost per pound of PHA-based products sold in the second quarter of 2021 was significantly higher than our PLA-based products due to elevated fixed-cost absorption at our Kentucky Facility. Gross margin percentage decreased to 14% for the three months ended June 30, 2021 from 29% for the three months ended June 30, 2020. The decline in our gross profit margin was primarily the result of these fixed costs at the Kentucky Facility. We anticipate that fixed costs, including rent and depreciation, will become a smaller portion of our cost of revenue as we scale up production.

In the second quarter of 2021, we completed the debottlenecking of the Kentucky Facility and expect that these efforts will allow us to significantly scale production from previous levels, further reducing manufacturing costs of PHA-based resins on a per pound basis. We believe this positions us to accelerate production of PHA-based resins towards reaching 100% of the facility's current annual run rate capacity of 20 million pounds by the end of 2021.

Operating expenses

The increase in selling, general and administrative expense was due primarily to an increase in stock-based compensation expense of $12.2 million primarily related to equity awards that were granted in conjunction with the Business Combination, an increase of $1.6 million in legal costs incurred to support our transition to becoming a publicly traded company as well as to defend against ongoing litigation, a $0.5 million increase in property and other insurance costs and increased accrued property taxes associated with our growing asset base, and increased compensation and benefits related to hiring additional finance and administrative staff. The increase in research and development expense period over period was primarily due to an increase in stock-based compensation expense of $1.7 million primarily related to equity awards that were granted in conjunction with the Business Combination and increased compensation and benefits costs related to additional headcount in the research and development areas.

Gain on remeasurement of private warrants

The gain on our Private Warrants represents a decrease in the fair value of each of the 3.9 million outstanding Private Warrants due primarily to a decrease in the market price of our common stock during the three months ended June 30, 2021.

Interest expense

The decrease in interest expense primarily resulted from the payoff the 2019 Term Loan in January 2021, the settlement of convertible notes into equity in the fourth quarter of 2020, and the extinguishment of certain loans issued in connection with the New Markets Tax Credit program. This decrease was offset by capitalized interest, associated primarily with capital expenditures at our Kentucky Facility, declining to $0.1 million for the three months ended June 30, 2021 from $1.1 million for the three months ended June 30, 2020. Interest capitalization declined despite continued capital investment due to lower debt levels.

Other income

On April 12, 2021, we received notice that our Paycheck Protection Plan Loan had been forgiven by the Small Business Administration. As a result, we recognized a $1.8 million gain on forgiveness of debt and collected this amount from escrow during the quarter ended June 30, 2021.

Income tax expense

For the three months ended June 30, 2021 and 2020, we had no income tax expense or benefit. Our effective tax rate differed from the federal statutory rate of 21% due to our taxable loss position and maintaining a full valuation allowance. At June 30, 2021, we continued to maintain a full valuation allowance against our net deferred tax assets due to the uncertainty surrounding realization of such assets.

Net income (loss)

The change in net income (loss) in 2021 compared with 2020 was primarily attributable to the gain on remeasurement of private warrants, partially offset by the increase in operating expenses as discussed in the sections above.

Condensed Consolidated Results of Operations for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
(in thousands)	2021	2020	Change
Revenue:
Products	$22,318	$19,755	$2,563
Services	5,334	2,716	2,618
Total revenue	27,652	22,471	5,181
Cost of revenue	24,185	15,870	8,315
Gross profit	3,467	6,601	(3,134)
Gross profit percentage	12.5%	29.4%
Operating expense:
Selling, general and administrative	29,199	5,808	23,391
Research and development	6,594	3,375	3,219
(Gain) loss on sale of assets	33	(9)	42
Total operating expenses	35,826	9,174	26,652
Loss from operations	(32,359)	(2,573)	(29,786)
Nonoperating expense:
Loss on remeasurement of private warrants	(21,957)	-	(21,957)
Interest expense, net	(422)	(1,097)	675
Gain on forgiveness of debt	1,776	-	1,776
Loss on loan extinguishment	(2,604)	-	(2,604)
Other income, net	80	189	(109)
Total nonoperating expenses	(23,127)	(908)	(22,219)
Net loss	$(55,486)	$(3,481)	$(52,005)

Revenue

In the first six months of 2021, PHA-based products represented 29% of our total revenue compared to only 5% during the same period in the prior year. Driving this increase in product revenue was a 3% increase in pounds sold and an approximately 9% increase in our weighted average selling price. The $2.6 million increase in product revenue was primarily attributable to increases in PHA-based product sales of $6.9 million offset by a decrease in PLA-based product sales of $4.2 million. The increase in PHA-based product sales was the result of the continued increase of production capacity at our Kentucky Facility. The decrease in PLA-based product sales was primarily the result of some of our PLA customers deciding to increase their inventory levels in 2020 to protect against potential supply chain disruptions that might have arisen due to the spread of the COVID-19 virus. Once their higher inventory levels were achieved in late 2020, certain of these customers slowed their orders in early 2021.

The increase in services revenue relates primarily to a $2.6 million increase in revenue from research and development contracts. We have four customers that accounted for 57% of the total revenue for the six months ended June 30, 2021, which compares with three customers that accounted for 60% of the total revenue during the six months ended June 30, 2020.

Cost of revenue and gross profit

Cost of revenue for the six months ended June 30, 2021 increased 52% as compared with the six months ended June 30, 2020. The increase in cost of revenue is primarily a result of the cost of PHA-based products representing a significantly larger portion of our total cost of revenue during the 2021 year to date period compared to the 2020 year to date period. The average cost per pound of PHA-based products sold in the first year to date period of 2021 was significantly higher than our PLA-based products due to elevated fixed-cost absorption at our Kentucky Facility. We expect our average cost per unit sold to improve as the Kentucky Facility continues to scale up production. Included in the increase in cost of revenue was a $2.4 million increase in depreciation expense and a $0.2 million increase in rent expense primarily related to having completed the installation of certain assets at the Kentucky Facility and commencing production. We anticipate that rent and depreciation will become a smaller portion of our cost of revenue as we continue to scale up PHA production at the Kentucky Facility. Gross margin percentage decreased to 13% for the six months ended June 30, 2021 from 29% for the six months ended June 30, 2020. The decline in our gross profit margin was primarily the result of commencing limited PHA manufacturing activities in early 2020 at the Kentucky Facility and the incurrence of associated incremental ramp-up costs, including increased depreciation expense. In the second quarter of 2021, we completed the debottlenecking of the Kentucky Facility and expect that these efforts will allow us to significantly scale production from previous levels, further reducing manufacturing costs of PHA based resins on a per pound basis. We believe the debottlenecking also positions us to accelerate production of PHA-based resins towards reaching 100% of the facility’s current annual run rate capacity of 20 million pounds of PHA-based resins by the end of 2021.

Operating expenses

The increase in selling, general and administrative expense was due primarily to an increase in stock-based compensation expense of $17.9 million primarily related to equity awards that were granted in conjunction with the Business Combination, an increase of $1.7 million in legal fees incurred to support our transition to becoming a publicly-traded company as well as to defend against ongoing litigation, an increase of $1.0 million in accounting and auditing fees representing costs incurred to address the financial reporting requirements of becoming a public company, a $0.9 million increase in property and other insurance costs and increased accrued property taxes associated with our growing asset base, and increases in compensation and benefits related to hiring additional finance and administrative staff. The increase in research and development expense period over period was primarily attributed to increases in stock-based compensation expense of $2.5 million primarily related to equity awards that were granted in conjunction with the Business Combination and increased compensation and benefits costs of $0.8 million related to additional headcount in the research and development areas.

Loss on remeasurement of private warrants

The loss on our Private Warrants represents an increase in the fair value of each of the 3.9 million outstanding Private Warrants due primarily to an increase in the market price of our common stock during the six months ended June 30, 2021.

Interest expense

Interest expense decreased primarily due to the payoff of the 2019 Term Loan in January 2021, the settlement of convertible notes into equity in the fourth year to date period of 2020, and the extinguishment of certain loans issued in connection with the New Market Tax Credit program. This decrease was partially offset by capitalized interest declining to $0.3 million for the six months ended June 30, 2021 from $1.8 million for the six months ended June 30, 2020. The interest capitalization primarily relates to the purchase, modification and installation of machinery and equipment at the Kentucky Facility.

Gain (loss) on loan extinguishment and other income

During the year to date period ended June 30, 2021, we voluntarily paid off our 2019 Term Loan balance of $27.0 million. We recognized a loss of $2.6 million upon this extinguishment due to the write-off of unamortized debt issuance costs and prepayment and other fees.

On April 12, 2021, we received notice that our PPP Loan had been forgiven by the Small Business Administration. As a result we have recognized a $1.8 million gain on forgiveness of debt, representing principal and interest earned on the balance in escrow, and net of associated fees. This amount was released from escrow during the quarter ended June 30, 2021.

Income tax expense

For the six months ended June 30, 2021 and 2020, we had no income tax expense or benefit. Our effective tax rate differed from the federal statutory rate of 21% due to our net loss position and maintaining a full valuation allowance. At June 30, 2021, we continued to maintain a full valuation allowance against our net deferred tax assets due to the uncertainty surrounding realization of such assets.

Net loss

The increase in net loss was primarily attributable to the increase in operating expenses and the loss on remeasurement of private warrants as discussed in the sections above.

Liquidity and capital resources

Our primary sources of liquidity are currently equity issuances and debt financings. We had accumulated deficit of $114.3 million and $58.8 million as of June 30, 2021 and December 31, 2020, respectively. As of June 30, 2021, we had $416.4 million in cash and cash equivalents and working capital of $422.7 million. While we believe we have established an ongoing source of revenue that will be sufficient to cover our ongoing operating costs, we are currently experiencing a period of significant capital expenditures resulting from the ongoing expansion and construction of our manufacturing and production facilities. We believe we have adequate liquidity to fund our operations for the next twelve months.

At June 30, 2021, our most significant borrowing facilities are our Subordinated Term Loan and Asset-based Lending Arrangement described below.

Subordinated Term Loan

In March 2019, we, through a subsidiary, entered into a subordinated second credit agreement (“Subordinated Term Loan”) for $10 million in term loans. The term loans mature on February 13, 2024 and require monthly interest only payments, with the outstanding principal balance due at maturity. After an amendment on March 18, 2021, the base interest rate is the LIBOR (adjusted each calendar quarter; 3.25% and 3.25% at June 30, 2021 and December 31, 2020 respectively) plus 2%. The Subordinated Term Loan provides for “springing” financial covenants including leverage ratio, fixed charge coverage ratio and adjusted EBITDA covenants that apply only if DSH has less than $10 million of unrestricted cash on deposits and imposes a maximum capital expenditures limit. Our ability to prepay the loan is restricted until after July 1, 2022.

Asset-based Lending Arrangement

On April 29, 2021, we entered into a credit facility with Truist Bank that includes a $20.0 million variable interest rate asset-based lending arrangement and a $1.0 million capital expenditure line of credit with customary terms and conditions. These arrangements mature on April 29, 2026. Interest on any borrowings is payable monthly and is calculated, at our election, using either a base rate (as defined in the Credit Agreement) plus an applicable margin of 1.50% for revolving loans and 1.75% for equipment loans, or a LIBOR market index rate (“LMIR”) (as defined) plus an applicable margin of 2.50% for revolving loans and 2.75% for equipment loans. If we maintain a trailing twelve month consolidated fixed charge coverage ratio (as defined) of 1.1:1.0 or better and no event of default exists, then the applicable margins for base rate revolving loans and LMIR rate loans are 1.00% and 2.00%, respectively.

Cash flows for the six months ended June 30, 2021 and 2020

The following table summarizes our cash flows from operating, investing and financing activities:

	For the Six Months Ended June 30,
(in thousands)	2021	2020
Net cash (used in) provided by operating activities	$(22,641)	$(10,389)
Net cash (used in) investing activities	$(51,566)	$(19,070)
Net cash provided by financing activities	$111,189	$28,193

Cash flows from operating activities

Net cash used in operating activities was $22.6 million during the six months ended June 30, 2021 and was $10.4 million during the comparable period for 2020. The period-to-period change was primarily attributable to additional personnel-related expenditures associated with headcount increases building our capabilities to operate as a public company and for operating expenses in our Kentucky Facility as well as a $3.2 million increase in cash used to fund changes in working capital.

Cash flows from investing activities

For the six months ended June 30, 2021, we used $51.9 million for the purchase of property, plant and equipment which compares to $19.1 million for the purchase of property, plant and equipment for six months ended June 30, 2020. During 2021, we commenced a further expansion of the production capacity of our Kentucky Facility (Phase II). Through June 30, 2021, we have invested approximately $61.6 million, excluding capitalized interest for the Phase II expansion project.

Cash flows from financing activities

For the six months ended June 30, 2021, net cash provided by financing activities was $111.2 million which consisted of:

•	Net proceeds from warrant exercises of $138.2 million
•	Proceeds from the exercise of stock options of $2.4 million

This compares to net cash provided by financing activities of $28.2 million for the six months ended June 30, 2020 which consisted of:

•	Proceeds of $24.9 million from the issuance of common stock, net of issuance costs
•	Proceeds from issuance of long term debt of $4.0 million

Off-balance sheet arrangements

At June 30, 2021, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement, or other contractual arrangement to which an unconsolidated entity is a party, under which we have any obligation arising under a guarantee contract, derivative instrument, or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity, or market risk support for such assets.

Currently we do not engage in off-balance sheet financing arrangements.

Emerging Growth Company Status

We are an emerging growth company (“EGC”), as defined in the JOBS Act, which currently exempts us from the requirement to receive an auditor's report over our internal controls over financial reporting in our Annual Reports on Form 10-K as well as from certain disclosures in our Definitive Proxy Statements on Form DEF14A.

Since the market value of our outstanding securities held by non-affiliates on June 30, 2021 exceeded $700 million, we expect to be deemed a “large accelerated filer,” as defined by the SEC, on January 1, 2022. As a result, our Form 10-K for the year ending December 31, 2021 will be subject to auditor attestation over our internal controls over financial reporting as required by Section 404(b) of the Sarbanes-Oxley Act. Compliance with Section 404(b) will require a significant amount of management's time, and we plan to make material expenditures on information technology, process improvement, headcount additions, and consulting expense in order to comply by the end of this year. There can be no assurance that we will succeed in these efforts, and if we do not, the disclosure of one or more material weaknesses is possible. In such a case, the market value of our common stock could be negatively affected.

As a large accelerated filer, we will also have to file a more expansive Definitive Proxy Statement on Form DEF14A, which will require additional time and expense as well.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, as defined in Rule 12b-2 under 1934 Act, as amended, for this reporting period, we are not required to provide the information required under this item.

Item 4. Controls and Procedures

Limitations on Effectiveness of Controls and Procedures

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Our management and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in providing them with material information relating to the Company and its consolidated subsidiaries required to be disclosed in the reports we file or submit under the Exchange Act, except with respect to our accounting policy related to the accounting for equity and liability instruments (including those with warrants) to determine proper accounting in accordance with GAAP (e.g., determine whether liability or equity classification and measurement is appropriate).

Changes in Internal Control over Financial Reporting

In connection with correcting our accounting for equity and liability instruments (including the private warrants assumed by us as part of the Business Combination), we have implemented additional review procedures, additional training and enhancements to the accounting policy related to the accounting for equity and liability instruments (including those with warrants) to determine proper accounting in accordance with GAAP (e.g., determine whether liability or equity classification and measurement is appropriate).

There were no other changes in our internal control over financial reporting, as identified in connection with the evaluation required by Rule 13a-15(d) and Rule 15d-15(d) of the Exchange Act, that occurred during the period ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

On May 14, 2021 a class action complaint was filed by Darryl Keith Rosencrants in the United States District Court for the Eastern District of New York, on May 19, 2021 a class action complaint was filed by Elizabeth and John Skistimas in the United States District Court for the Eastern District of New York, on May 18, 2021 a class action complaint was filed by Carlos Caballeros in the United States District Court for the Middle District of Georgia and on May 18, 2021 a class action complaint was filed by Dennis H. Wilkins also in the United States District Court for the Middle District of Georgia. Each plaintiff or plaintiffs brought the action individually and on behalf of all others similarly situated against the Company and/or Stephen E. Croskrey, John A. Dowdy, III, John P. Amboian, Richard J. Hendrix, Christy Basco, Philip Gregory Calhoun, Gregory Hunt, Isao Noda and Stuart W. Pratt (collectively, “Defendants”).

The alleged class varies in each case but covers all persons and entities other than Defendants who purchased or otherwise acquired securities of the Company between October 5, 2020 and May 4, 2021 (the “Class Period”).  Plaintiffs are seeking to recover damages caused by Defendants’ alleged violations of the federal securities laws and to pursue remedies under Sections 10(b) and 20(a) of the 1934 Act, and Rule 10b-5 promulgated thereunder. The complaints are substantially similar and are each premised upon various allegations that throughout the Class Period, Defendants made materially false and misleading statements regarding, among other things, the Company’s business, operations and compliance policies.

Plaintiffs seek the following remedies: (i) determining that the lawsuits may be maintained as class actions under Rule 23 of the Federal Rules of Civil Procedure, (ii) certifying a class representative, (iii) requiring Defendants to pay damages allegedly sustained by plaintiffs and the class members by reason of the acts alleged in the complaints, and (iv) awarding pre-judgment and post-judgment interest as well as reasonable attorneys’ fees, expert fees and other costs.

On July 29, 2021, the Georgia court transferred the Georgia cases to New York, motions to consolidate are pending and it is expected that all four class actions will be consolidated into a single lawsuit in the Eastern District of New York.  When a consolidated class action complaint is filed, Defendants intend to make a motion to dismiss.

On May 24, 2021, a shareholder derivative lawsuit was filed in the Court of Chancery of the State of Delaware by Richard Delman on behalf of the Company, alleging breach of fiduciary duty against the Company’s directors.  That lawsuit has been stayed pending the outcome of Defendants’ motion to dismiss the securities class actions.

The above complaints repeat certain allegations which are already in the public domain.  Defendants deny the allegations of the complaints, believe the lawsuits are without merit and intend to defend them vigorously.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A. of our Annual Report on Form 10-K/A for the year ended December 31, 2020 and Item 1A. of our Quarterly Report on Form 10-Q for the period ended March 31, 2021 other than as follows.

We qualify as an “emerging growth company” within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, it could make our securities less attractive to investors and may make it more difficult to compare our performance to the performance of other public companies.

We are an emerging growth company (“EGC”), as defined in the JOBS Act, which currently exempts us from the requirement to receive an auditor's report over our internal controls over financial reporting in our Annual Reports on Form 10-K as well as from certain disclosures in our Definitive Proxy Statements on Form DEF14A.

Since the market value of our outstanding securities held by non-affiliates on June 30, 2021 exceeded $700 million, we expect to be deemed a “large accelerated filer,” as defined by the SEC, on January 1, 2022. As a result, our Form 10-K for the year ending December 31, 2021 will be subject to auditor attestation over our internal controls over financial reporting as required by Section 404(b) of the Sarbanes-Oxley Act. Compliance with Section 404(b) will require a significant amount of management's time and we plan to make material expenditures on information technology, process improvement, headcount additions, and consulting expense in order to comply by the end of this year. There can be no assurance that we will succeed in these efforts, and if we do not, the disclosure of one or more material weaknesses is possible. In such a case, the market value of our common stock could be negatively affected.

As a large accelerated filer, we will also have to file a more expansive Definitive Proxy Statement on Form DEF14A, which will require additional time and expense as well.

We may be unsuccessful in integrating acquisitions.

There may be many challenges to integrating acquired businesses into our Company, including eliminating redundant operations, facilities and systems, coordinating management and personnel, retaining key employees, managing different corporate cultures and achieving cost reductions and cross-selling opportunities. We may not be able to meet these challenges.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 5. Other Information

On August 11, 2021, the Company completed the previously announced acquisition of Novomer, Inc. pursuant to the Merger Agreement. Pursuant to the terms of the Merger Agreement, the Company acquired 100% of the equity interests of Novomer in exchange for approximately $152 million in cash, subject to certain purchase price adjustments. The Company financed the Acquisition from cash on hand. The foregoing description of the Merger Agreement is not intended to be complete and is qualified in its entirety by the complete text of the Merger Agreement, which is included as Exhibit 2.1 to this Report and is incorporated herein by reference.

On August 12, 2021, the Company entered into an  agreement with Stuart Pratt, a director of the Company, pursuant to which, in the event that the Company is unable for any reason to issue to Mr. Pratt stock options, restricted stock awards, performance stock awards, other equity based awards or shares of common stock, whether underlying such awards or otherwise, that the Company has contractually agreed to in prior agreements with Mr. Pratt, then the Company shall be contractually obligated to pay to Mr. Pratt, upon the vesting of any such awards, an amount in cash equal to the notional value that each such stock option, restricted stock award, performance stock award or other equity based award would have had on the date of such vesting as though it had been granted to Mr. Pratt on the date such other agreement giving rise to such award was entered into; provided that any such cash payment shall be payable over a period of three years in equal quarterly installments, starting with the date of the vesting of such award.

Item 6. Exhibits

Exhibit Number	Description
2.1

Agreement and Plan of Merger, dated July 28, 2021, by and among the Company, Merger Sub, Novomer and Stockholders' Representative (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (Commission File No. 001-39280) filed on August 3, 2021).

10.1#

Amended and Restated Employment Agreement, dated as of July 23, 2021, between Danimer Scientific, Inc. and Stephen E. Croskrey (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (Commission File No. 001-39280) filed on July 29, 2021).

10.2#

Performance Stock Agreement, dated July 23, 2021, between the Company and Stephen E. Croskrey (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (Commission File No. 001-39280) filed on July 29, 2021).

10.3#

Stock Option Agreement, dated July 23, 2021, between the Company and Stephen E. Croskrey.(incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (Commission File No. 001-39280) filed on July 29, 2021).

10.4*#	Letter Agreement, dated August 12, 2021, between the Company and Stuart Pratt
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*       Filed herewith.

# Indicates management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Danimer Scientific, Inc.

Date: August 16, 2021	By:	/s/ Stephen E. Croskrey
Stephen E. Croskrey
Chief Executive Officer
(Principal Executive Officer)

Date: August 16, 2021	By:	/s/ John A Dowdy, III
John A Dowdy, III
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)