Form 10-Q
period 2021-09-30
Danimer Scientific, Inc.
filed 2021-11-15
CIK 1779020

o

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 10, 2021, the registrant had 100,344,315 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Danimer Scientific, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

	September 30,	December 31,
(in thousands, except share data)	2021	2020
Assets:
Current assets:
Cash and cash equivalents	$194,226	$377,581
Accounts receivable, net	12,832	6,605
Income tax receivable, net	1,073	-
Inventories	24,146	13,642
Prepaid expenses and other current assets	3,553	3,089
Contract assets	3,043	1,466
Total current assets	238,873	402,383

Property, plant and equipment, net	222,533	106,795
Intangible assets, net	86,663	1,801
Goodwill	66,581	-
Right-of-use assets	18,541	19,387
Leverage loans receivable	13,408	13,408
Restricted cash	2,071	2,316
Loan fees	1,427	-
Other assets	146	111
Total assets	$650,243	$546,201

Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable	$20,379	$10,610
Accrued liabilities	8,561	9,220
Unearned revenue and contract liabilities	233	2,455
Current portion of lease liability	2,947	3,000
Current portion of long-term debt, net	334	25,201
Total current liabilities	32,454	50,486

Private warrants liability	30,910	82,860
Long-term lease liability, net	22,459	24,175
Long-term debt, net	29,536	31,386
Deferred income taxes	4,733	-
Other long-term liabilities	1,072	1,250
Total liabilities	$121,164	$190,157

Commitments and Contingencies (Note 14)

Stockholders' equity:
Common stock, $0.0001 par value; 200,000,000 shares authorized: 100,324,315 and 84,535,640 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	$10	$8
Additional paid-in capital	635,513	414,819
Accumulated deficit	(106,444)	(58,783)
Total stockholders’ equity	529,079	356,044
Total liabilities and stockholders’ equity	$650,243	$546,201

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Danimer Scientific, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine months ended September 30,
(in thousands, except share and per share data)	2021	2020	2021	2020
Revenue:
Products	$12,397	$11,249	$34,715	$31,004
Services	972	1,586	6,306	4,302
Total revenue	13,369	12,835	41,021	35,306

Costs and expenses:
Cost of revenue	13,601	9,188	37,786	25,058
Selling, general and administrative	26,592	3,370	55,791	9,178
Research and development	5,010	2,190	11,604	5,565
(Gain) loss on sale of assets	-	-	33	(9)
Total costs and expenses	45,203	14,748	105,214	39,792
Loss from operations	(31,834)	(1,913)	(64,193)	(4,486)

Nonoperating income (expense):
Gain on remeasurement of private warrants	28,392	-	6,435	-
Interest expense, net	(246)	(334)	(668)	(1,431)
Gain on forgiveness of debt	-	-	1,776	-
Loss on loan extinguishment	-	-	(2,604)	-
Other income (expense), net	90	108	170	297
Total nonoperating income (expense)	28,236	(226)	5,109	(1,134)
Loss before income taxes	(3,598)	(2,139)	(59,084)	(5,620)
Income taxes	11,423	-	11,423	-
Net income (loss)	$7,825	$(2,139)	$(47,661)	$(5,620)

Net income (loss) per share:
Basic net income (loss) per share	$0.08	$(0.07)	$(0.53)	$(0.20)
Diluted net income (loss) per share	$0.08	$(0.07)	$(0.53)	$(0.20)

Weighted average number of shares used to compute (1)
Basic net income (loss) per share	98,160,626	29,317,058	90,614,910	28,699,250
Dilutive effect of warrants and stock options	5,360,126	-	-	-
Diluted net income (loss) per share	103,520,752	29,317,058	90,614,910	28,699,250

(1) 2020 Amounts retroactively restated for Business Combination

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Danimer Scientific, Inc.

Condensed Consolidated Statements of Stockholders' Equity (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2021	2020	2021	2020
Common stock: (1)
Balance, beginning of period	$9	$3	$8	$3
Issuance of common stock	1	1	2	1
Balance, end of period	10	4	10	4

Additional paid-in capital: (1)
Balance, beginning of period	620,808	91,905	414,819	66,503
Exercise of warrants, net of issuance costs	(6)	-	138,196	-
Fair value of private warrants converted to public warrants	-	-	45,515	-
Stock-based compensation expense	14,397	221	35,093	523
Stock issued under stock compensation plans	316	331	2,782	331
Beneficial conversion feature on convertible notes	-	-	-	93
Conversion of debt to common stock	-	655	-	655
Issuance of common stock, net of issuance costs	(2)	3,995	(892)	29,002
Balance, end of period	635,513	97,107	635,513	97,107

Accumulated deficit:
Balance, beginning of period	(114,269)	(53,411)	(58,783)	(49,930)
Net income (loss)	7,825	(2,139)	(47,661)	(5,620)
Balance, end of period	(106,444)	(55,550)	(106,444)	(55,550)
Total stockholders' equity	$529,079	$41,561	$529,079	$41,561

(1) 2020 Amounts retroactively restated for Business Combination

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Danimer Scientific, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,
(in thousands)	2021	2020
Cash flows from operating activities:
Net loss	$(47,661)	$(5,620)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on remeasurement of private warrants	(6,435)	-
Stock-based compensation	35,093	523
Depreciation and amortization	7,489	2,788
Deferred income taxes	(11,423)	-
Loss on write-off of deferred loan costs	1,900	-
Amortization of debt issuance costs and debt discounts	337	1,367
Single lease cost (benefit)	(942)	354
Gain on forgiveness of debt	(1,776)	-
Other	183	(9)
Interest incurred but not paid	-	610
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable, net	(6,331)	(2,629)
Inventories	(9,471)	(6,168)
Prepaid expenses and other current assets	(1,194)	(3,454)
Contract assets	(1,578)	(584)
Other assets	40	-
Accounts payable	887	2,388
Accrued and other long-term liabilities	(4,338)	1,763
Unearned revenue and contract liabilities	(2,221)	(1,744)
Net cash used in operating activities	(47,441)	(10,415)
Cash flows from investing activities:
Purchases of property, plant and equipment	(96,798)	(25,178)
Acquisition of Novomer, net of cash acquired	(151,179)	-
Proceeds from sales of property, plant and equipment	340	9
Net cash used in investing activities	(247,637)	(25,169)
Cash flows from financing activities:
Proceeds from exercise of warrants, net of issuance costs	138,196	-
Proceeds from exercise of stock options	2,676	331
Proceeds from long-term debt	169	4,416
Proceeds from employee stock purchase plan	106	-
Proceeds from issuance of common stock, net of issuance costs	(892)	29,002
Cash paid for debt issuance costs	(1,691)	(95)
Principal payments on long-term debt	(27,086)	(1,198)
Net cash provided by financing activities	111,478	32,456
Net decrease in cash and cash equivalents and restricted cash	(183,600)	(3,128)
Cash and cash equivalents and restricted cash-beginning of period	379,897	9,278
Cash and cash equivalents and restricted cash-end of period	$196,297	$6,150
Supplemental cash flow information
Cash paid for interest, net of interest capitalized	$375	$628
Cash paid for operating leases	$2,380	$2,103
Supplemental non-cash disclosure
Changes in accounts payable and accrued liabilities related to purchase of property, plant and equipment	$9,880	$(5,070)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Danimer Scientific, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

Note 1. Basis of Presentation

Description of Business

Danimer Scientific, Inc., together with its subsidiaries (the “Company,” “Danimer”, “we”, “us”, or “our”), is a performance polymer company specializing in bioplastic replacements for traditional petroleum-based plastics. Our common stock is listed on the New York Stock Exchange under the symbol “DNMR”.

Financial Statements

We have prepared these condensed consolidated financial statements (“Financial Statements”) in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and the rules and regulations of the SEC. In the opinion of management, our Financial Statements reflect all adjustments, which are of a normal recurring nature, necessary to present fairly our financial position, results of operations, stockholders’ equity, and cash flows at the dates and for the periods presented. The Financial Statements should be read in conjunction with our audited consolidated financial statements and the notes thereto included in our Amended Annual Report on Form 10-K/A for the year ended December 31, 2020. Results for interim periods are not necessarily indicative of the results for the year.

We cannot predict the ongoing impact of the COVID-19 pandemic on the increased volatility in global economic and political environments, market demand for our products, supply chain disruptions, possible workforce availability, exchange rate and commodity price volatility and availability of financing, and their impact to our total revenue, production volumes, costs and overall financial condition and available funding. In preparing the Financial Statements in conformity with U.S. GAAP, we have considered and, where appropriate, reflected the effects of the COVID-19 pandemic on our operations. The pandemic continues to provide significant challenges to the U.S. and global economies.

Note 2. Business Combinations

Novomer

On August 11, 2021, we acquired all of the outstanding shares of Novomer, Inc. (“Novomer”), a privately held company, in exchange for $153.9 million in cash, gross of cash acquired, subject to certain customary adjustments as set forth in the merger agreement. We also entered into employment or consulting agreements with, and granted stock options to, certain key employees and consultants of Novomer. Novomer uses its proprietary thermal catalytic conversion process to produce a unique type of PHA, referred to under its brand name as Rinnovo, that can be incorporated into some of our products as a complement to our existing PHA polymer at reduced cost. We have included Novomer's results in the Financial Statements since August 11, 2021. For the period ended September 30, 2021, Novomer recorded a net loss of $1.5 million.

As a private company, Novomer had not yet adopted the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 842, Leases (“ASC 842”). We applied ASC 842 to the operating lease for Novomer's primary operating facility and recorded a right-of-use asset of $2.0 million and a lease liability of $2.0 million. At September 30, 2021, we have recorded contingent purchase price payable, which is payable to the sellers upon our collection of an income tax refund receivable arising from a prior period. All of these amounts are included in the table below that sets forth the preliminary fair values of assets acquired and liabilities assumed:

(in thousands)
Cash and restricted cash	$2,741
Property, plant and equipment	15,591
Other assets acquired	4,285
Acquired technology	85,400
Goodwill	66,581
Deferred tax liability	(16,159)
Liabilities assumed	(4,019)
Contingent purchase price payable	(500)
Total preliminary purchase price	$153,920

The preliminary estimated goodwill is attributable to the strategic opportunities and synergies that we expect to arise from the acquisition and the value of its existing workforce. The goodwill is not deductible for federal income tax purposes.

The final purchase price determination is subject to customary post-close adjustments and our estimates of the fair values of assets acquired and liabilities assumed are preliminary and could change due to future events.

We plan to test acquired goodwill and intangibles for impairment annually each November 1.

The following table discloses pro forma revenues and earnings for the combined Danimer-Novomer entity as if the acquisition of Novomer took place on January 1, 2020. The pro forma revenue and losses from operations do not necessarily reflect what the combined entity's revenue and losses from operations would have been had the acquisition taken place at that time, and this pro forma financial information may not be useful in predicting our future financial results. The actual results may differ significantly from the pro forma amounts reflected herein due to a variety of factors. The following includes proforma adjustments to reflect amortization of acquired technology intangible assets and to reflect $2.6 million of transaction costs in the first quarter of 2020 instead of the three and nine months ended September 30, 2021.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Revenue	$13,369	$12,864	$41,056	$35,335
Loss from operations	$(30,377)	$(4,099)	$(67,969)	$(14,613)

Live Oak

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

Note 3. Inventories

Inventories consisted of the following:

	September 30,	December 31,
(in thousands)	2021	2020
Raw materials	$11,720	$6,825
Work in process	2,182	133
Finished goods and related items	10,244	6,684
Total inventories	$24,146	$13,642

At September 30, 2021 and December 31,2020, finished goods and related items included $4.8 million and $3.0 million of finished neat PHA.

Note 4. Property, Plant and Equipment

Property, plant and equipment, net, consisted of the following:

(in thousands)	Estimated Useful Life (Years)	September 30, 2021	December 31, 2020
Land and improvements	20	$92	$92
Leasehold improvements	Shorter of useful life or lease term	24,476	20,932
Buildings	15-40	2,114	2,089
Machinery and equipment	5-20	95,493	64,164
Motor vehicles	7-10	874	693
Furniture and fixtures	7-10	414	221
Office equipment	3-10	3,202	2,089
Construction in progress	N/A	122,079	36,146
		248,744	126,426
Accumulated depreciation and amortization		(26,211)	(19,631)
Property, plant and equipment, net		$222,533	$106,795

We reported depreciation and amortization expense (which included amortization of intangible assets) as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Cost of revenue	$2,110	644	$5,899	$2,080
Selling, general and administrative	123	159	315	219
Research and development	946	176	1,275	489
Total depreciation and amortization expense	$3,179	$979	$7,489	$2,788

Construction in progress consists primarily of the conversion and build-out of our facility in Winchester, Kentucky. Property, plant and equipment includes capitalized interest of $5.4 million and $5.1 million as of September 30, 2021 and December 31, 2020, respectively. For the three and nine months ended September 30, 2021 and 2020, interest costs of $0.1 million and $0.3 million and $1.3 million and $3.1 million, respectively, were capitalized to property, plant and equipment.

Note 5. Intangible Assets

Our intangible assets consist of both patented and unpatented technological know-how, including that of Novomer. The values of Novomer's patents and unpatented know-how, collectively the “Novomer Technology”, are inseparable.

We capitalize patent defense and application costs. Patent costs are amortized on a straight-line basis over their estimated useful lives, which range from 13 to 16 years. The Novomer Technology is amortized over its estimated 20 year life. Intangible assets, net, consisted of the following:

	September 30,	December 31,
(in thousands)	2021	2020
Intangible assets, gross	$94,065	$8,297
Capitalized patent costs not yet subject to amortization	817	469
Intangible assets subject to amortization, gross	93,248	7,828
Accumulated amortization, beginning balance	(6,496)	(5,996)
Amortization in the quarter ended:
March 31	(124)	(125)
June 30	(125)	(125)
September 30	(657)	(125)
December 31	-	(125)
Accumulated amortization, ending balance	(7,402)	(6,496)
Intangible assets subject to amortization, net	85,846	1,332
Total intangible assets, net	$86,663	$1,801

We expect intangible assets currently subject to amortization will amortize over the coming years as follows:

(in thousands)
Year Ending December 31:	Amortization Expense
2021 remaining	$1,192
2022	4,770
2023	4,606
2024	4,271
2025	4,271
2026 and thereafter	66,736

Note 6. Accrued Liabilities

The components of accrued liabilities were as follows:

	September 30,	December 31,
(in thousands)	2021	2020
Compensation and related expenses	$2,440	$5,395
Legal settlement	1,250	1,250
Transaction costs and other legal fees	230	1,293
Construction in progress expenditures	1,764	531
Accrued loss on supply contract	1,423	-
Other	1,454	751
Total accrued liabilities	$8,561	$9,220

Note 7. Income Taxes

In the three months ended September 30, 2021, we recognized deferred tax liabilities in connection with the acquisition of Novomer as discussed in Note 2, leading to an increase in goodwill. Prior to the acquisition, we had recorded a full valuation allowance against our deferred tax assets because we did not expect that we would be able to realize their value. We believe that we will be able to realize the value of some of these deferred tax assets by offsetting them against the new deferred tax liabilities from the Novomer acquisition, and as a result, we have recorded a discrete income tax benefit of $11.4 million.

As a result of recording this discrete income tax benefit, our reported effective income tax rates were 317.5% and 19.3% for the three and nine months ended September 30, 2021, respectively, which differ from the statutory rate of 21% due to the acquisition-related valuation allowance change. Because we reported losses before income tax in each period presented, we continued to provide a valuation allowance against our net deferred tax assets except as noted above.

In our assessment of the realizability of deferred tax assets, we considered whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized, using all available evidence, positive and negative, affecting specific deferred tax assets, including the scheduled reversal of deferred income tax liabilities, projected future taxable income, the length of carry-back and carry-forward periods, and tax planning strategies.

Note 8. Operating Leases

We reported operating lease costs as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Cost of revenue	$723	$276	$1,336	$736
Selling, general and administrative	235	563	196	1,514
Research and development	(178)	145	111	390
Total operating lease cost	$780	$984	$1,643	$2,640

Note 9. Private Warrants

At September 30, 2021 and December 31, 2020, there were 3,914,525 and 6,000,000 outstanding warrants, respectively, to purchase shares of our common stock at an exercise price of $11.50 per share, subject to adjustments, that had been privately placed prior to the Business Combination (“Private Warrants”). The warrants are exercisable at any time after May 7, 2021, and we do not have any right to compel the exercise or redemption of the Private Warrants. All Private Warrants transferred, assigned, or sold to anyone other than certain affiliates of Live Oak prior to June 16, 2021 became Public Warrants (as defined in Note 11). On December 28, 2025, any then outstanding Private Warrants will expire.

During the quarters ended June 30, 2021 and March 31, 2021, respectively, warrant holders sold 1,565,260 and 518,847 Private Warrants and these Private Warrants became Public Warrants. We valued these Private Warrants on each sale date using the Black Scholes model and reclassified this calculated fair value of each Private Warrant sold to additional paid-in capital. Following the Public Warrant redemption described in Note 11. Private Warrants are no longer convertible to Public Warrants.

During the quarter ended September 30, 2021, a warrant holder exercised 1,338 Private Warrants on a cashless basis and received 720 shares of our common stock.

The Private Warrants meet the definition of derivative instruments and are reported as liabilities in the Financial Statements, with changes in the fair value of the Private Warrants recorded in earnings. The Private Warrants are Level 3 financial instruments. A rollforward of the Private Warrants liability is below.

(in thousands)
Balance at December 31, 2020	$(82,860)
Loss on remeasurement of private warrants	(80,697)
Fair value of Private Warrants sold	13,922
Balance at March 31, 2021	(149,635)
Gain on remeasurement of private warrants	58,740
Fair value of Private Warrants sold	31,593
Balance at June 30, 2021	(59,302)
Gain on remeasurement of private warrants	28,392
Balance at September 30, 2021	$(30,910)

The table below sets forth the inputs we used in our Black-Scholes models for Private Warrant valuations and the fair values determined.

		Nine Months Ended
	September 30, 2021	September 30, 2021			December 31, 2020
Share price of our common stock	$16.34	$16.34	-	$44.26	$23.51
Expected annual dividend yield (1)	-	-		-	-
Expected volatility (2)	45%	40%	-	45%	40.0%
Risk-free rate of return (3)	0.81%	0.76%	-	0.85%	0.36%
Expected warrant term (years) (4)	4.24	4.24	-	4.77	4.99
Fair value determined per warrant	$7.90	$7.90	-	$33.65	$13.81

(1)	We have not paid and do not currently anticipate paying a cash dividend on our common stock.
(2)

We estimated expected volatilities using stock data for select peer public companies over a timeframe similar to the expected term. We selected peer companies using our judgment and as such, expected volatility is a Level 3 input.

(3)	We estimated risk-free rates using the U.S. Treasury yield curve in effect as of the valuation dates.
(4)	The expected warrant terms are equal to the remaining contractual life of the Private Warrants at each measurement date.

Note 10. Debt

The components of long-term debt were as follows:

	September 30,	December 31,
(in thousands)	2021	2020
2019 Term Loan	$-	$27,000
Subordinated Term Loan	10,205	10,171
NMTC	21,000	21,000
Paycheck Protection Program Loan	-	1,776
Asset Based Lending Arrangement	-	-
Vehicle and equipment notes	400	329
Mortgage notes	248	266
Total	$31,853	$60,542
Less: Total unamortized debt issuance costs	(1,983)	(3,955)
Less: Current maturities of debt issuance costs	(334)	(25,201)
Total long-term debt	$29,536	$31,386

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

Subordinated Term Loan

In March 2019, we, through a subsidiary, entered into a subordinated second credit agreement (“Subordinated Term Loan”) for $10 million in term loans. The term loans mature on February 13, 2024 and require monthly interest only payments, with the outstanding principal balance due at maturity. The base interest rate is the “Prime Rate” as quoted by the Wall Street Journal (adjusted each calendar quarter; 3.25% at December 31, 2020) plus 2.75%. We have the option to pay up to two percent (2%) in any interest payable in any fiscal quarter by adding such interest payment to the principal balance of the related note (“PIK Interest”). During the year ended December 31, 2020, we used the PIK Interest option and an additional $0.2 million was included in the principal balance at December 31, 2020. The Subordinated Term Loan provided for financial covenants including a maximum capital expenditures limit, leverage ratio, fixed charge coverage ratio and adjusted EBITDA covenants, certain of which became more restrictive over time.

On March 18, 2021, we amended the Subordinated Term Loan to, among other things, change the base rate from the prime rate to LIBOR, lower the applicable margin to 2% from 2.75%, remove certain prepayment requirements, convert the financial covenants to “springing” financial covenants that do not apply as long as the subsidiary has at least $10 million of unrestricted cash on deposit, increase the capital expenditure covenant, and restrict our ability to prepay the loan until after July 1, 2022. The applicable LIBOR rate at September 30, 2021 was 0.09%.

The Subordinated Term Loan remains secured by all real and personal property of the borrowing subsidiary and its subsidiaries but is subordinated to all other existing lenders. At September 30, 2021, we were in compliance with all financial covenants.

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

These financing arrangements were structured with the Investors, their wholly owned investment funds (“Investment Funds”) and their wholly owned CDEs in connection with our participation in qualified transactions under the NMTC program. In each of the financing arrangements, we loaned money (in the form of leverage loans) to the Investment Funds and the Investors invested in the Investment Funds. These leverage loans of $13.4 million are recorded as leveraged loan receivables as of September 30, 2021 and December 31, 2020. Each Investment Fund then contributed the funds from our loan and the Investor’s investment to a CDE. Each CDE then loaned the contributed funds to a wholly owned subsidiary of the Company.

The Investors are entitled to substantially all of the benefits derived from the tax credits. The NMTC tax credits are subject to recapture for a compliance period of seven years. During the compliance period, we are required to comply with various regulations and contractual provisions that apply to the NMTC arrangements. We do not expect the maximum potential amount of future payments under this indemnification to exceed the face amount of the related debt, net of the leverage loans receivable. We believe that the likelihood of a required payment under this indemnification is remote.

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

In connection with the Business Combination, we entered into an escrow agreement with the PPP Loan lender and on December 29, 2020 we deposited in escrow $1.8 million, which represented the principal, accrued interest, and escrow fee to pay the loan in full. We classified the amounts in escrow as restricted cash at December 31, 2020.

During the three month period ended June 30, 2021, our PPP Loan was forgiven and we received the escrow balance, net of associated fees of $1.8 million and as a result recognized a gain of $1.8 million.

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

Interest on any borrowings is payable monthly and is calculated, at our election, using either a base rate (as defined in the Credit Agreement) plus an applicable margin of 1.50% for revolving loans and 1.75% for equipment loans, or a LIBOR market index rate (“LMIR”) (as defined in the Credit Agreement) plus an applicable margin of 2.50% for revolving loans and 2.75% for equipment loans. If we maintain a trailing twelve month consolidated fixed charge coverage ratio (as defined in the Credit Agreement) of 1.1:1.0 or better and no event of default exists, then the applicable margins for base rate revolving loans and LMIR rate loans are 1.00% and 2.00%, respectively.

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

Also on April 29, 2021, we entered into a guaranty and security agreement with Truist Bank. Pursuant to this guaranty and security agreement, the Borrowers (as defined in the Credit Agreement) granted a security interest in substantially all of their respective personal property to secure the obligations under the Credit Agreement and we and Meredian Holdings Group, Inc. guaranteed, on an unsecured basis, all of the obligations under the Credit Agreement. We are in the process of including the Novomer personal property to this security interest under the Credit Agreement.

Note 11. Equity

Outstanding Shares

The following table summarizes the common stock activity for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020 (1)	2021	2020 (1)
Common stock:
Balance, beginning of period	97,732,079	29,005,309	84,535,640	25,371,186
Issuance of common stock	2,592,236	-	15,788,675	3,634,123
Balance, end of period	100,324,315	29,005,309	100,324,315	29,005,309

(1) Retroactively restated for Business Combination

Public Warrants

At December 31, 2020, there were 10 million outstanding publicly traded warrants to purchase shares of our common stock with an exercise price of $11.50 per share, subject to adjustments (“Public Warrants”). The Public Warrants were exercisable and potentially redeemable after May 7, 2021.

On June 16, 2021, we redeemed 50,965 Public Warrants, which included all unexercised Public Warrants. Prior to the redemption, 12,033,169 Public Warrants, including some Public Warrants that had initially been Private Warrants, were exercised. Net of fees, we collected $138.2 million in connection with these exercises and redemptions. The Public Warrants had qualified as equity instruments and we had included them in additional paid-in capital.

Non-Plan Legacy Danimer Options and Warrants

Prior to 2017, Legacy Danimer had issued 208,181 stock options that were not a part of either the 2016 Executive Plan or the 2016 Omnibus Plan. These options had a weighted average exercise price of $30 per share. On December 29, 2020, the then-remaining 30,493 of these options were converted to options to purchase 279,255 shares of our common stock with a weighted average exercise price of $3.28 per share. During the quarter ended June 30, 2021, 153,763 of these options were exercised.

As of December 29, 2020, Legacy Danimer had 55,319 warrants outstanding with an exercise price of $30 per share. In connection with the Business Combination, these options were converted to options to purchase 506,611 shares of our common stock with an exercise price of $3.28 per share. All remaining Legacy Danimer warrants were exercised during the three month period ended March 31, 2021 on a cashless basis by issuing 435,961 shares of common stock.

Anti-dilutive Instruments

The following instruments were excluded from the calculation of diluted shares outstanding because the effect of including them would have been anti-dilutive.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Employee stock options	5,518,473	7,072,426	10,642,260	7,072,426
Public Warrants	-	-	-	-
Private Warrants	-	-	3,914,525	-
Restricted shares	3,035,676	-	3,035,676	-
Legacy Danimer options	-	1,805,555	125,490	1,805,555
Legacy Danimer warrants	-	506,611	-	506,611
Total excluded instruments	8,554,149	9,384,592	17,717,951	9,384,592

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

We defer certain contract fulfillment costs. These costs are amortized to cost of revenue on a per-pound basis as we sell the related product. During the three and nine months ended September 30, 2021, we charged $0.2 million and $0.5 million, respectively, of fulfillment costs to cost of revenue. At September 30, 2021 and December 31, 2020 we had recorded gross contract assets of $2.2 million and $1.5 million, respectively, related to these fulfillment costs.

R&D service revenues generally involve milestone-based contracts under which we work with a customer to develop a PHA-based specific solution designed to the customer’s specifications, which may involve a single or multiple performance obligations. At the inception of our R&D services contracts, customers generally pay consideration at the commencement of the agreement and at milestones or other intervals as outlined in the contracts. We recognize contract liabilities for such progress with an input method based on personnel hours incurred to date as a percentage of total estimated personnel hours, and then reduce each contract liability by recognizing revenue for our R&D services over time by measuring progress for each performance obligation identified within each contract. To the extent collectible revenue recognized under this method exceeds the consideration received, we recognize contract assets for unbilled consideration.

The following table shows the significant changes in the R&D contract asset and contract liability balances for the periods ended September 30, 2021 and December 31, 2020.

	September 30, 2021		December 31, 2020
(in thousands)	Contract Assets	Contract Liabilities	Contract Liabilities
Beginning balance	$-	$(2,115)	$(4,240)
Revenue recognized
Revenue recognized in the quarter ended:
March 31	-	1,397	412
June 30	1,530	1,513	845
September 30	6	572	1,187
December 31	-	-	2,268
Total revenue recognized	1,536	3,482	4,712
Unearned consideration received in the quarter ended:
March 31	-	(1,600)	-
June 30	-	-	(350)
September 30	-	-	(350)
December 31	-	-	(1,887)
Total unearned consideration received	-	(1,600)	(2,587)
Ending balance	$1,536	$(233)	$(2,115)

Note 13. Stock-Based Compensation

In connection with the Business Combination, on December 29, 2020, our stockholders approved the 2020 Incentive Plan and the 2020 Employee Stock Purchase Plan. We also have outstanding employee and director stock options that had been issued prior to the Business Combination under legacy stock plans.

The 2020 Incentive Plan provides for the grant of stock options, stock appreciation rights, and full value awards. Full value awards include restricted stock, restricted stock units, deferred stock units, performance stock and performance stock units. On December 31, 2020 and September 30, 2021, 3,093,984 shares and 3,308 shares, respectively, of our common stock remained authorized for issuance with respect to awards under the 2020 Incentive Plan.

In connection with the acquisition of Novomer described in Note 2, we obtained additional authorized share pool of 289,951 shares, which can only be granted to former Novomer employees or employees hired after August 11, 2021, of which 9,055 shares remain at September 30, 2021.

The 2020 ESPP Plan provides for the sale of our common stock to our employees through payroll withholding at a discount of 15% from the lower of the closing price of our common stock on the first or last day of each biannual offering period. Up to 2,571,737 shares of our common stock were authorized to be issued under this plan. The first offering period under this plan commenced on April 1, 2021 and we issued 5,013 shares effective July 1, 2021.

These share pool limits are subject to adjustment in the event of a stock split, stock dividend or other changes in our capitalization.

Restricted Shares

On March 10, 2021, we registered the shares under the 2020 Incentive Plan and the 2020 ESPP Plan. On this date, a grant of 3,035,676 shares of restricted stock was effective. The restrictions on half of these shares lapse ratably on the first, second, and third anniversaries of the grant date. The fair value of these shares on the date of grant was $37.09 and we are recognizing the compensation expense for these shares on a straight-line basis from the grant date through December 29, 2023. The restrictions on the other half of these shares lapse as follows:

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

To reflect the effect of this market condition on the vesting of these restricted shares, we valued them using a Monte Carlo simulation, which takes into account a large number of potential stock price scenarios over time and incorporates varied assumptions about volatility and exercise behavior for those various scenarios. This valuation was Level 2 in the fair value hierarchy. A fair value is determined for each potential outcome. The grant date fair value of these restricted shares is the average of the fair values calculated for each potential outcome, or $36.57. We are recognizing the compensation expense for these shares on a straight-line basis from the grant date through January 2024.

Performance Shares

On July 23, 2021, we awarded 95,943 shares of restricted stock with performance conditions. These shares are unvested until attainment of performance targets defined in the grant agreement as follows:

•
30% of the shares are subject to a return on equity "ROE" metric based on 2023 financial results. 50% of these shares vest if ROE is 5%, 100% vest if ROE is 9% or higher, with prorated vesting between 5% and 9%.
•
30% of the shares are subject to an EBITDA Metric based on 2023 financial results. 50% of these shares vest if EBITDA is $45 million, 100% vest if ROE is $65 million or higher, with prorated vesting between $45 million and $65 million.
•
40% of the shares are subject to a Neat PHA production capacity metric based on a third party assessment at December 31, 2023, 50% of the shares vest if capacity is 75 million pounds, 100% vest if capacity is 90 million pounds or higher, with prorated vesting between 75 million pounds and 90 million pounds.

In addition to these performance conditions, vesting of the shares is also subject to a shareholder approval to sufficiently increase the size of the 2020 Incentive Plan, which currently does not have enough shares remaining to fulfill this award. In the event such an approval does not take place, the performance shares must be settled in cash as calculated using the price of our common stock on the vesting date. Due to this cash settlement feature, the performance shares are accounted for as a liability. During the quarter ended September 30, 2021, we recognized expense of $0.1 million, included in selling, general and administrative expenses, and recorded a long-term liability of $0.1 million. The performance shares are marked to market using the price of our common stock on each reporting date, or $16.24 on September 30, 2021, with a life-to-date adjustment. Other than this mark to market effect, expense is recognized on a straight-line basis between the date of grant and the vesting date, which we anticipate will be in February 2024.

Stock Options

A summary of stock option activity under our equity plans for the nine months ended September 30, 2021 follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance, December 31, 2020	11,008,533	$13.94	8.4	$105,341,482
Granted	37,500	45.41
Exercised	(363,064)	3.28		15,744,316
Balance, March 31, 2021	10,682,969	14.41		249,345,242
Granted	-
Exercised	(200,532)	3.39		5,616,689
Balance, June 30, 2021	10,482,437	14.62		109,293,775
Granted	283,396	11.15
Exercised	(91,523)	3.28		1,207,973
Forfeited	(32,050)
Balance, September 30, 2021	10,642,260	14.67		60,733,771
Exercisable	4,511,251	4.79	5.47	52,112,514
Vested and expected to vest	10,642,260	$14.67	8.12	$60,733,771

The aggregate intrinsic values are calculated as the difference between the exercise price of the indicated stock options and the fair value of our common stock on the respective exercise dates or on September 30, 2021, as applicable.

In addition to the stock options granted under our equity plans, during the quarter ended December 31, 2020, we awarded 1,466,874 stock options that were contingent upon shareholder approval of an increase in the number of shares issuable under the 2020 Incentive Plan, which had not occurred. As a result, these awards were not reflected in our consolidated financial statements for the year ended December 31, 2020. During the quarter ended September 30, 2021, our board of directors modified these stock options to add a cash-settlement feature if shareholder approval is not obtained by the vesting date. These modifications established grant dates for accounting purposes. Also during the quarter ended September 30, 2021, we granted options that vest ratably on the three successive anniversaries of the grant date with the same cash-settlement feature. This cash settlement feature requires us to treat these stock options as liabilities. As a result, we re-calculate the fair value of the options at each reporting date and record a life-to-date adjustment to expense. This valuation process falls under Level 2 of the fair value hierarchy. Other than this mark to market factor, we recognize this expense in selling, general and administrative expenses on a straight-line basis over the respective vesting periods. During the quarter ended September 30, 2021, we recognized expense of $0.6 million, included in selling, general and administrative expenses, and recorded a long-term liability of $0.6 million.

The following table provides additional information regarding the cash-settleable stock options:

	Accounting Grant Date
	July 23, 2021	July 23, 2021	August 12,2021
Number of stock options	244,073	1,154,616	312,258
Exercise price	$18.24	$24.20	$24.20
Vesting date(s)	July 23, 2022	February 1, 2024	February 1, 2024
		July 23, 2023
	July 23, 2024
September 30, 2021 fair value	$6.68	$5.25	$5.27

The weighted average grant-date fair values of options granted during the quarter ended September 30, 2021 was $7.15 per option. We have estimated the fair values of our option awards on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Three Months Ended September 30,
2021
Expected annual dividend yield (1)	0.00%
Expected volatility (2)	45.4%
Risk-free rate (3)	0.88% to 0.97%
Expected option term (years) (4)	6

(1) We have not paid and do no currently anticipate paying a cash dividend on our common stock.

(2) We estimated the expected volatility using the mean stock price for selected peer public companies over a historic timeframe similar to the expected return.

(3) We estimated the risk-free rate of return using the U.S. Treasury yield curve in effect as of the valuation date.

(4) We estimated the expected term using the "simplified" method described in SEC Staff Accounting Bulletin 14,

As of September 30, 2021, there was $133.5 million of unrecognized compensation cost related to nonvested stock options and restricted shares granted under the 2020 Incentive Plan. That cost is expected to be recognized over a weighted-average period of 2.5 years.

Note 14. Commitments and Contingencies

Commitments

In connection with our 2007 acquisition of certain intellectual property, we agreed to pay royalties upon production and sale of PHA. The royalty is $0.05 per pound for the first 500 million pounds of PHA sold and decreases to $0.025 per pound for cumulative sales in excess of that amount until the underlying patents expire. We incurred approximately $0.2 million in royalties during the nine months ended September 30, 2021.

In November 2015, we terminated a former executive and terminated our contract with an advisory firm (the “Advisory Contract”), pursuant to which we, through the advisory firm, engaged the individual as an executive of the Company. In December 2015, we deemed the Advisory Contract, together with all related arrangements in connection therewith, void, including any share issuances in connection with such arrangements. We filed suit against the former executive and the advisory firm during 2016, and various counterclaims were filed by the former executive and the advisory firm. During the third quarter of 2020, this matter was settled and we agreed to pay $8 million to resolve all outstanding claims, the executive agreed to the cancellation of any shares issued to such executive pursuant to the Advisory Contract and related arrangements, and the exchange of mutual releases among the parties. The remaining unpaid liability is included in accrued liabilities ($1.3. million and $1.3 million) and other long-term liabilities ($0.3 million and $1.3 million) at September 30, 2021 and December 31, 2020, respectively.

Litigation Matters

On May 14, 2021 a class action complaint was filed by Darryl Keith Rosencrants in the United States District Court for the Eastern District of New York, on May 18, 2021, a class action complaint was filed by Carlos Caballeros in the United States District Court for the Middle District of Georgia, on May 18, 2021 a class action complaint was filed by Dennis H. Wilkins also in the United States District Court for the Middle District of Georgia, and on May 19, 2021, a class action complaint was filed by Elizabeth and John Skistimas in the United States District Court for the Eastern District of New York. Each plaintiff or plaintiffs brought the action individually and on behalf of all others similarly situated against the Company and/or Stephen E. Croskrey, John A. Dowdy, III, John P. Amboian, Richard J. Hendrix, Christy Basco, Philip Gregory Calhoun, Gregory Hunt, Isao Noda and Stuart W. Pratt (collectively, “Defendants”).

The alleged class varies in each case but covers all persons and entities other than Defendants who purchased or otherwise acquired securities of the Company between October 5, 2020 and May 4, 2021 (“Class Period”). Plaintiffs are seeking to recover damages caused by Defendants’ alleged violations of the federal securities laws and to pursue remedies under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (“1934 Act”) and Rule 10b-5 promulgated thereunder. The complaints are substantially similar and are each premised upon various allegations that throughout the Class Period, Defendants made materially false and misleading statements regarding, among other things, the Company’s business, operations and compliance policies.

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

On July 29, 2021, the Georgia court transferred the Georgia cases to New York, and all four class actions have been consolidated into a single lawsuit in the Eastern District of New York. We expect a consolidated amended class action complaint will be filed by December 17, 2021 and if so, the Defendants intend to file motion to dismiss.

On May 24, 2021, a shareholder derivative lawsuit was filed in the Court of Chancery of the State of Delaware by Richard Delman on behalf of the Company, alleging breach of fiduciary duty against the Company’s directors. On October 6, 2021, a shareholders derivative lawsuit was filed in the United States District Court for the District of Delaware by Ryan Perri on behalf of the Company, alleging breach of fiduciary duty against the Company’s directors. Both derivative lawsuits have been stayed pending the outcome of Defendants’

intended motion to dismiss the securities class actions. These derivative complaints repeat certain allegations which are already in the public domain. Defendants deny the allegations of the complaints, believe the lawsuits are without merit and intend to defend them vigorously. Since the amounts of loss related to this matter, if any, cannot be reasonably estimated at this time, no amounts have been accrued for this matter at September 30, 2021.

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

As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include:

•
our ability to recognize the anticipated benefits of business combinations, which may be affected by, among other things, competition, and our ability to grow and manage growth profitably following business combinations;
•
costs related to business combinations;
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

Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in this Report, specifically the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Other risks and uncertainties are and will be disclosed in our prior and future SEC filings. The following information should be read in conjunction with the Condensed Consolidated Financial Statements and related notes appearing in Part I, Item 1 of this Report.

Introductory Note

The following discussion and analysis of our financial condition and results of operations describes the business historically operated by Meredian Holdings Group and its subsidiaries (“Legacy Danimer”) under the “Danimer Scientific” name as an independent enterprise prior to December 29, 2020.

On December 29, 2020, the registrant, Live Oak Acquisition Corp. (“Live Oak”), merged with and into Legacy Danimer, with Legacy Danimer surviving as the surviving company (the “Business Combination”) and as a wholly owned subsidiary of Live Oak, and changed its name from Live Oak Acquisition Corp. to Danimer Scientific, Inc. (“Danimer”). Live Oak Acquisition Corp. (“Live Oak”) was incorporated in the State of Delaware on May 24, 2019 as a special purpose acquisition company formed for the purpose of effecting a business combination with one or more businesses. Live Oak completed its initial public offering in May 2020.

On August 11, 2021, we closed the acquisition of Novomer, Inc. (“Novomer”) in exchange for $153.9 million in cash, gross of cash acquired, subject to certain customary adjustments as set forth in the merger agreement. Novomer's financial results are included in those of the Company from that date forward. In 2020, Novomer generated no revenue and incurred a net loss of $9.1 million. Novomer utilizes feedstocks as an input into its proprietary thermal catalytic conversion process to produce a unique type of PHA or p(3HP) or otherwise referred to under its brand name as Rinnovo.

Company Overview

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

We recently began making PHA on a commercial scale. In December 2018, we acquired a fermentation facility in Winchester, Kentucky (“Kentucky Facility”). We embarked on a two-phase commissioning strategy for the Kentucky Facility. We commenced scale-up fermentation runs in December 2019 and completed several components of the Phase I improvements by the end of 2020. Through September 30, 2021, we have invested $57 million for Phase I and related projects, excluding capitalized interest. Once Phase I is producing at full capacity, we expect to produce approximately 20 million pounds of finished product per year. We plan to expand the capacity of the plant by 45 million pounds of finished product, bringing total plant capacity up to 65 million pounds per year, by investing approximately $119 million to $121 million, excluding capitalized interest and internal labor, for the Phase II expansion. Phase II construction is underway with production expected to commence in the second quarter of 2022. We have invested $95.4 million in the Phase II expansion through September 30, 2021, excluding capitalized interest and internal labor.

In March 2021, we announced our plan to construct a six-fermenter PHA plant in Bainbridge, Georgia that would require a capital investment of approximately $700 million with a planned annual production capacity of approximately 250 million pounds of finished product. In July, we received an updated engineering estimated for the greenfield plant of $619 million to $1,033 million based on continued inflation in construction materials throughout 2021. Considering the recent acquisition of Novomer, we have modified our plans to include Novomer’s expansion through the construction of a commercial Rinnovo plant. In turn, we are modifying the plans for our Bainbridge greenfield facility to include three fermenters instead of the six fermenters included in the original plan, leaving space on the site for future expansion. Based on this updated three-fermenter design, we have made corresponding reductions in the downstream processing and extrusion areas and updated our engineering estimate for the Bainbridge greenfield plant to $390 million to $590 million. Through September 30, 2021, we have invested $11.5 million in the greenfield facility, excluding capitalized interest and internal labor. We may add additional fermentation, downstream processing, and extrusion modules to the Bainbridge facility at a future date.

We currently anticipate spending between $100 million to $180 million on the Rinnovo plant. Once the Rinnovo plant is completed and after making some additional investments in extrusion capacity, the Danimer network is expected to have production capacity of approximately 330 million pounds of PHA-based finished product resins when blended with other inputs. Danimer also expects to have approximately 60 million pounds of Rinnovo remaining to sell on a standalone basis or in formulations that don't include Nodax.

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

Comparability of Financial Information

Our results of operations may not be comparable between periods as a result of the Business Combination and the acquisition of Novomer.

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

Our services revenue is primarily impacted by the timing of, and execution against, customer contracts. Research and development services generally involve milestone-based contracts to develop PHA-based solutions designed to a customer’s specifications. Service revenues are recognized over time with progress measured based on personnel hours incurred to date as a percentage of total estimated personnel hours for each contract. Upon the completion of research and development contracts, customers generally have the option to enter into long-term supply agreements with us for the developed product solutions. Our ability to grow our services revenue depends on our ability to develop a track record of developing successful biopolymer formulations for our customers and effectively transitioning those formulations to commercial scale production.

Factors Impacting Our Expenses

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

Our ability to continue to operate without any significant negative impacts will in part depend on our ability to protect our employees and our supply chain. We have endeavored to follow actions recommended by governments and health authorities to protect our employees, with particular measures in place for those working in our manufacturing and laboratory facilities. We have been able to broadly maintain our operations, and we intend to continue to work with our stakeholders (including customers, employees, suppliers and local communities) to responsibly address this global pandemic. However, uncertainty resulting from the global pandemic could result in an unforeseen disruption to our supply chain (for example a closure of a key manufacturing or distribution facility or the inability of a key supplier or transportation partner to source and transport materials and equipment) that could impact our operations and capital projects.

Although our revenue has continued to grow during the continuing global pandemic, we believe that some of our customers have deferred decision making and commitments regarding future orders and new contracts. The global pandemic has also resulted in delays in performing trials with new customers and obtaining certification for new products. In 2020, we extended our previous timetable for the scale up of the Kentucky Facility in order to conserve financial resources. We have not observed any material impairments of, or other significant changes to, the fair value of our assets due to the COVID-19 pandemic.

For additional information on risk factors that could impact our results, please refer to “Risk Factors” located elsewhere in this Report.

Current Developments

During the third quarter, we made further inroads in our mission to create biodegradable consumer packaging and other products which address the global plastics waste crisis, building on our team’s many accomplishments since we became a public company late last year. In the third quarter, we:

•
acquired and integrated Novomer,
•
increased our PHA production capacity,
•
made additional progress in negotiating development and supply agreements with our blue-chip customers, and
•
remained on schedule with the construction of our Phase II Kentucky Facility expansion.

As noted above, in August 2021, we closed on the acquisition of Novomer, a leading developer of conversion technology providing transformable, functional and low net carbon inputs into the production of PHA-based resins and other biodegradable materials, in a cash transaction valued at $153.9 million, gross of cash acquired and subject to customary adjustments. Novomer develops high-performing, carbon-efficient, cost-effective polymers and chemicals, including poly(3-hydroxypropionate) (“p(3HP)”), a type of PHA under its brand name, Rinnovo. We believe that Novomer’s technology will enhance the strength of product applications we develop due to the complementary nature of Novomer’s polymers when combined with Nodax and enable us to increase the expected overall volume of finished product we will be able to deliver, all while significantly lowering our production costs and capital expenditure per pound produced.

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

Revenue recognition

We recognize revenue from product sales and services in accordance with Financial Accounting Standards Board ASC (“ASC”) Topic 606, Revenue from Contracts with Customers.

We derive our revenues from: 1) product sales of developed compostable resins based on PLA, PHA, and other renewable materials; and 2) research and development (R&D) services related to developing customized formulations of biodegradable resins based on PHA, PLA and other biopolymers, as well as tolling revenues.

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

R&D service revenues generally involve milestone-based contracts under which we work with a customer to develop a PHA-based solution designed to the customer’s specifications, which may involve a single or multiple performance obligations. When an R&D contract has multiple performance obligations, we allocate the transaction price to the performance obligations utilizing a cost-plus approach to estimate the stand-alone selling price, which contemplates the level of effort to satisfy the performance obligations, and then allocate the transaction price to each of the performance obligations based on the relative percentage of the stand-alone selling price. We recognize revenue for these R&D services over time with progress measured based on personnel hours incurred to date as a percentage of total estimated personnel hours for each performance obligation identified within the contract. Upon completion of the R&D services, the customers have an option to enter into long-term supply agreements with us for the product(s) that were developed within the respective contracts. We concluded these customer options were marketing offers, not separate performance obligations, since the options did not provide a material right to any of our customers.

Stock-based compensation

We have granted stock options and restricted shares to our employees, including some with market-based or performance-based factors that affect vesting. We recognize expense for these awards based on a straight-line basis over the over the longest of the explicit, implicit or derived service period of the award, as applicable. Most of our awards qualify for equity accounting, meaning the expense recognized is based on grant date fair value. However, some awards granted during the quarter ended September 30, 2021 have cash-settlement features that require application of the liability method of accounting, under which the instruments are re-valued at each reporting date and the expense recognized is cumulatively trued-up. We recognize a liability for such awards. We determine fair values for most of our stock options using a Black-Scholes option pricing model and for most of restricted shares using the trading price of our common stock, but the awards with market-based conditions required the use of Monte Carlo simulations for valuation.

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

Derivatives

We account for outstanding privately-held warrants to purchase our common stock for $11.50 per share as derivatives under ASC 815, Derivatives and Hedging and therefore we report these warrants as a liability at their fair value, which we determine using the Black Scholes model, and we report mark-to-market changes in their fair value in condensed consolidated statement of operations.

Condensed Consolidated Results of Operations for the Three Months Ended September 30, 2021 and 2020:

	Three Months Ended September 30,
(in thousands)	2021	2020	Change
Revenue:
Products	$12,397	$11,249	$1,148
Services	972	1,586	(614)
Total revenue	13,369	12,835	534
Cost of revenue	13,601	9,188	4,413
Gross profit	(232)	3,647	(3,879)
Gross profit percentage	-1.7%	28.4%
Operating expense:
Selling, general and administrative	26,592	3,370	23,222
Research and development	5,010	2,190	2,820
Total operating expenses	31,602	5,560	26,042
Loss from operations	(31,834)	(1,913)	(29,921)
Nonoperating expense:
Gain on measurement of private warrants	28,392	-	28,392
Interest expense, net	(246)	(334)	88
Other income, net	90	108	(18)
Total nonoperating expenses	28,236	(226)	28,462
Loss before income taxes	(3,598)	(2,139)	(1,459)
Income taxes	11,423	-	11,423
Net income (loss)	$7,825	$(2,139)	$9,964

Revenue

The increase in product revenue was driven by a 7.6% increase in pounds sold and a 1.4% increase in our weighted average selling price. In the third quarter of 2021, PHA-based products represented 32% and only represented 12% of total sales during the same period in the prior year. PHA-based product sales increased $2.7 million due to production capacity ramp-up in our Kentucky Facility. PLA-based product sales decreased $1.6 million compared to the prior year period primarily due abnormally large volumes sold during the same period in 2020. We believe some of our PLA customers increased their inventory levels in 2020 to protect against potential supply chain disruptions related to the COVID-19 virus. Once these higher inventory levels were achieved, certain of these customers slowed their orders beginning in the fourth quarter of 2020.

The decrease in services revenue relates primarily to a $0.6 million decrease in revenue from research and development contracts. Certain deliverables under our R&D contracts such as customer acceptance testing have been delayed by COVID and customer supply chain matters, resulting in less work being done on these projects currently and extended project timelines.

Four of our customers accounted for 60% and 80% of total revenue for the three months ended September 30, 2021 and 2020, respectively.

Cost of revenue and gross profit

Cost of revenue increased 48% for the three months ended September 30, 2021 as compared with the three months ended September 30, 2020. The increase in cost of revenue is primarily a result of the cost of PHA-based products representing a significantly larger portion of our total revenue during the third quarter of 2021 compared to the third quarter of 2020, as described above. The average cost per pound of PHA-based products sold in the quarter was significantly higher than our PLA-based products due to increasing depreciation costs as we place additional production capacity in service and elevated per-unit fixed-cost absorption at our Kentucky Facility as we run these new assets at less than full capacity. Gross margin percentage decreased to negative 2% for the three months ended September 30, 2021 from 28% for the three months ended September 30, 2020. The decline in our gross profit margin was primarily the result of these fixed costs at the Kentucky Facility. We anticipate that fixed costs, including rent and depreciation, will become a smaller portion of our cost of revenue as we scale up production. We believe Kentucky Facility Phase I will reach its annual run rate capacity of 20 million pounds by the end of 2021.

Operating expenses

The increase in selling, general and administrative expense was due primarily to an increase in stock-based compensation expense of $13.6 million primarily related to equity awards that were granted in conjunction with the Business Combination and thereafter, as well as $2.3 million in Novomer acquisition-related expenses, an increase of $1.1 million in legal costs incurred to support our transition to becoming a publicly traded company and the completion of the Novomer acquisition, and an $0.8 million increase in property and other insurance costs and increased accrued property taxes associated with our growing asset base. The increase in research and development expense period over period was primarily due to an increase in stock-based compensation expense of $1.4 million primarily related to equity awards granted in conjunction with the Business Combination, $1.3 million of R&D expense of Novomer (inclusive of depreciation and amortization), and increased compensation and benefits costs related to additional headcount in the research and development areas.

Gain on remeasurement of private warrants

The gain on our Private Warrants represents a decrease in the fair value of each of the 3.9 million outstanding Private Warrants due primarily to a decrease in the market price of our common stock during the three months ended September 30, 2021.

Interest expense

The decrease in interest expense primarily resulted from the payoff the 2019 Term Loan in January 2021, the settlement of convertible notes into equity in December 2020 and the extinguishment of certain loans issued in connection with the New Markets Tax Credit program. This decrease was offset by capitalized interest, associated primarily with capital expenditures at our Kentucky Facility, declining to $0.1 million for the three months ended September 30, 2021 from $1.3 million for the three months ended September 30, 2020. Interest capitalization declined despite continued capital investment due to lower debt levels.

Income tax expense

For the three months ended September 30, 2021 we recorded significant deferred tax liabilities in connection with the acquisition of Novomer. As a result, we expect to realize certain of our deferred tax assets to offset these liabilities and we have released the valuation allowance associated with these deferred tax assets. This release of valuation allowance has been recorded as a tax benefit in the current period. For the three months ended September 30, 2020, we had no income tax expense or benefit since we were maintaining a full valuation allowance against our net deferred tax asset. Our effective tax rates differed from the federal statutory rate of 21% due to our net loss position and maintaining a full valuation allowance, other than as noted in connection with the acquisition of Novomer in the current period.

Net income (loss)

We reported net income in the three months ended September 30, 2021 due to an income tax benefit associated with the acquisition of Novomer. The increase in loss before income taxes for the three months ended September 30, 2021 compared with 2020 was primarily attributable to increased selling, general and administrative expenses, partially offset by the gain on remeasurement of private warrants, as discussed in the sections above.

Condensed Consolidated Results of Operations for the Nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
(in thousands)	2021	2020	Change
Revenue:
Products	$34,715	$31,004	$3,711
Services	6,306	4,302	2,004
Total revenue	41,021	35,306	5,715
Cost of revenue	37,786	25,058	12,728
Gross profit	3,235	10,248	(7,013)
Gross profit percentage	7.9%	29.0%
Operating expense:
Selling, general and administrative	55,791	9,178	46,613
Research and development	11,604	5,565	6,039
(Gain) loss on sale of assets	33	(9)	42
Total operating expenses	67,428	14,734	52,694
Loss from operations	(64,193)	(4,486)	(59,707)
Nonoperating expense:
Gain on remeasurement of private warrants	6,435	-	6,435
Interest expense, net	(668)	(1,431)	763
Gain on forgiveness of debt	1,776	-	1,776
Loss on loan extinguishment	(2,604)	-	(2,604)
Other income, net	170	297	(127)
Total nonoperating expenses	5,109	(1,134)	6,243
Loss before income taxes	(59,084)	(5,620)	(53,464)
Income taxes	11,423	-	11,423
Net loss	$(47,661)	$(5,620)	$(42,041)

Revenue

In the first nine months of 2021, PHA-based products represented 29.9% of our total revenue compared to only 7% during the same period in the prior year. Driving this increase in product revenue was a 4.5% increase in pounds sold and an approximately 6.7% increase in our weighted average selling price. The $3.7 million increase in product revenue was primarily attributable to increases in PHA-based product sales of $9.7 million offset by a decrease in PLA-based product sales of $5.9 million. The increase in PHA-based product sales was the result of the continued increase of production capacity at our Kentucky Facility. The decrease in PLA-based product sales was primarily the result of some of our PLA customers deciding to increase their inventory levels in 2020 to protect against potential supply chain disruptions that might have arisen due to the spread of the COVID-19 virus. Once these higher inventory levels were achieved, certain of these customers slowed their orders beginning in the fourth quarter of 2020.

The increase in services revenue relates primarily to a $1.9 million increase in revenue from research and development contracts.

We have four customers that accounted for 60% and 74% of total revenue for the nine months ended September 30, 2021 and 2020, respectively.

Cost of revenue and gross profit

Cost of revenue for the nine months ended September 30, 2021 increased 51% as compared with the nine months ended September 30, 2020. The increase in cost of revenue is primarily a result of the cost of PHA-based products representing a significantly larger portion of our total cost of revenue during the 2021 year to date period compared to the 2020 year to date period. The average cost per pound of PHA-based products sold in the year to date period of 2021 was significantly higher than our PLA-based products due to elevated fixed-cost absorption at our Kentucky Facility. We expect our average cost per unit sold to improve as the Kentucky Facility continues to scale up production. Included in the increase in cost of revenue was a $3.8 million increase in depreciation expense and a $0.6 million increase in rent expense primarily related to having completed the installation of certain assets at the Kentucky Facility and commencing production. We anticipate that rent and depreciation will become a smaller portion of our cost of revenue as we continue to scale up PHA production at the Kentucky Facility. Gross margin percentage decreased to 8% for the nine months ended September 30, 2021 from 29% for the nine months ended September 30, 2020. The decline in our gross profit margin was primarily the result of commencing limited PHA manufacturing activities in early 2020 at the Kentucky Facility and the incurrence of associated incremental ramp-up costs, including increased depreciation expense.. In the second quarter of 2021, we completed the debottlenecking of the Kentucky Facility and expect that these efforts will allow us to significantly scale production from previous levels, further reducing manufacturing costs of PHA based resins on a per pound basis. We believe the debottlenecking also positions us to accelerate production of PHA-based resins towards reaching 100% of the facility’s current annual run rate capacity of 20 million pounds of PHA-based resins by the end of 2021.

Operating expenses

The increase in selling, general and administrative expense was due primarily to an increase in stock-based compensation expense of $31.4 million primarily related to equity awards that were granted in conjunction with the Business Combination. Also contributing to the increase were $2.8 million in legal fees incurred to support our transition to becoming a publicly-traded company, our acquisition of Novomer in August 2021 and our defense against ongoing litigation; $2.6 million other Novomer deal related expenses; an increase of $1.7 million in accounting and auditing fees representing costs incurred to address the financial reporting requirements of becoming a public company; a $1.7 million increase in property and other insurance costs and increased accrued property taxes associated with our growing asset base; increases in compensation and benefits related to hiring additional finance and administrative staff; and incremental operating expenses arising from the inclusion of Novomer in our condensed financials starting in mid-August 2021. The increase in research and development expense period over period was primarily attributed to increases in stock-based compensation expense of $3.9 million primarily related to equity awards granted in conjunction with the Business Combination, $1.3 million of R&D expense of Novomer (inclusive of depreciation and amortization), and increased compensation and benefits costs of $1.3 million related to additional headcount in the research and development areas.

Gain on remeasurement of private warrants

The gain on remeasurement of our Private Warrants represents a decrease in the fair value of each of the 3.9 million outstanding Private Warrants due primarily to a decrease in the market price of our common stock during the nine months ended September 30, 2021.

Interest expense

Interest expense decreased primarily due to the payoff of the 2019 Term Loan in January 2021, the settlement of convertible notes into equity in December 2020, and the extinguishment of certain loans issued in connection with the New Market Tax Credit program. This decrease was partially offset by capitalized interest declining to $0.3 million for the nine months ended September 30, 2021 from $1.8 million for the nine months ended September 30, 2020. The interest capitalization primarily relates to the purchase, modification and installation of machinery and equipment at the Kentucky Facility and declined due to a reduction in debt balances when comparing the year-to-date periods.

Gain (loss) on loan extinguishment and other income

During the year to date period ended September 30, 2021, we voluntarily paid off our 2019 Term Loan balance of $27.0 million. We recognized a loss of $2.6 million upon this extinguishment due to the write-off of unamortized debt issuance costs and prepayment and other fees.

On April 12, 2021, we received notice that our PPP Loan had been forgiven by the Small Business Administration. As a result we have recognized a $1.8 million gain on forgiveness of debt, representing principal and interest earned on the balance in escrow, and net of associated fees. This amount was released from escrow during the quarter ended June 30, 2021.

Income tax expense

For the nine months ended September 30, 2021, we recorded significant deferred tax liabilities in connection with the acquisition of Novomer. As a result, we expect to realize certain of our deferred tax assets to offset these liabilities and have released the valuation allowance associated with these deferred tax assets. This release of valuation allowance has been recorded as a tax benefit in the current period. For the nine months ended September 30, 2020, we had no income tax expense or benefit since we were maintaining a full valuation allowance against our net deferred tax asset. Our effective tax rate of 14.6% differed from the federal statutory rate of 21% due to our net loss position and maintaining a full valuation allowance, other than as noted in connection with the acquisition of Novomer in August 2021.

Net loss

The increase in net loss was primarily attributable to the increase in operating expenses discussed above.

Liquidity and Capital Resources

Our primary sources of liquidity are currently equity issuances, warrant redemptions and debt financings. We had accumulated deficits of $106.4 million and $58.8 million as of September 30, 2021 and December 31, 2020, respectively. As of September 30, 2021, we had $194.2 million in cash and cash equivalents and working capital of $206.4 million. While we believe we have established an ongoing source of revenue that will be sufficient to cover our ongoing operating costs, we are currently experiencing a period of significant capital expenditures resulting from the ongoing expansion and construction of our manufacturing and production facilities. Excluding capitalized interest and labor, we have invested $95.4 million in the Phase II expansion through September 30, 2021. In total, we expect to invest $119 million to $121 million in the Kentucky Facility by the time it is completed. We plan to break ground on our Bainbridge, Georgia plant construction ahead of schedule in November 2021 and we have started placing orders for long-lead time equipment items to mitigate the impacts of ongoing inflation and delivery delays that could result from global supply chain challenges. As of September 30, 2021, we have invested $11.5 million of capital for the Bainbridge plant, and we expect to invest another $56 million by the end of 2021. Completion of the Bainbridge facility is contingent upon receiving additional financing. We believe we have adequate liquidity to fund our operations for the next twelve months.

At September 30, 2021, our most significant borrowing facilities are our Subordinated Term Loan and Asset-based Lending Arrangement described below.

Subordinated Term Loan

In March 2019, we entered into a subordinated credit agreement (“Subordinated Term Loan”) for $10 million in term loans. The term loans mature on February 13, 2024 and require monthly interest only payments with the outstanding principal balance due at maturity. After an amendment on March 18, 2021, the base interest rate is the LIBOR plus 2%. The Subordinated Term Loan provides for “springing” financial covenants including leverage ratio, fixed charge coverage ratio and adjusted EBITDA covenants that apply only if Danimer Scientific Holdings, LLC and its subsidiaries have less than $10 million of unrestricted cash on deposits and imposes a maximum capital expenditures limit. Our ability to prepay the loan is restricted until after July 1, 2022.

Asset-based Lending Arrangement

On April 29, 2021, we entered into a credit facility with Truist Bank that includes a $20.0 million variable interest rate asset-based lending arrangement and a $1.0 million capital expenditure line of credit with customary terms and conditions. These arrangements mature on April 29, 2026. Interest on any borrowings is payable monthly and is calculated, at our election, using either a base rate (as defined in the credit agreement) plus an applicable margin of 1.50% for revolving loans and 1.75% for equipment loans, or a LIBOR market index rate (“LMIR”) (as defined in the credit agreement) plus an applicable margin of 2.50% for revolving loans and 2.75% for equipment loans. If we maintain a trailing twelve month consolidated fixed charge coverage ratio (as defined in the credit agreement) of 1.1:1.0 or better and no event of default exists, then the applicable margins for base rate revolving loans and LMIR rate loans are 1.00% and 2.00%, respectively. At September 30, 2021, we had no borrowings outstanding under the Asset-based Lending Arrangement. We estimate that out total availability under this arrangement is $14.7 million at September 30, 2021. Through October 29, 2023, as long as we maintain undrawn availability of at least $4 million, certain covenant ratio restrictions in the credit agreement do not apply.

Cash Flows for the Nine months ended September 30, 2021 and 2020:

The following table summarizes our cash flows from operating, investing and financing activities:

	For the Nine Months Ended September 30,
(in thousands)	2021	2020
Net cash used in operating activities	$(47,441)	$(10,415)
Net cash used in investing activities	$(247,637)	$(25,169)
Net cash provided by financing activities	$111,478	$32,456

Cash flows from operating activities

Net cash used in operating activities was $47.4 million during the nine months ended September 30, 2021 and was $10.4 million during the comparable period for 2020. The period-to-period change was primarily attributable to a $21.5 million net loss after adjustments for non-cash items as well as well as a $15.3 million increase in cash used to fund changes in working capital.

Cash flows from investing activities

For the nine months ended September 30, 2021, we used $96.8 million for the purchase of property, plant and equipment which compares to $25.2 million for the purchase of property, plant and equipment for the nine months ended September 30, 2020. During 2021, we commenced a further expansion of the production capacity of our Kentucky Facility (Phase II) as well as procurement and construction for the greenfield facility in Georgia. We also had a net cash expenditure of $151.2 million for the acquisition of Novomer, as described above.

Cash flows from financing activities

For the nine months ended September 30, 2021, net cash provided by financing activities was $111.5 million which consisted primarily of:

•
Net proceeds from warrant exercises of $138.2 million,
•
Repayments of debt of $27.1 million, and
•
Proceeds from the exercise of stock options of $2.7 million.

This compares to net cash provided by financing activities of $32.5 million for the nine months ended September 30, 2020 which consisted of:

•
Proceeds of $29 million from the issuance of common stock, net of issuance costs, and
•
Proceeds from issuance of long term debt of $4.4 million.

Off-balance Sheet Arrangements

At September 30, 2021, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement, or other contractual arrangement to which an unconsolidated entity is a party, under which we have any obligation arising under a guarantee contract, derivative instrument, or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity, or market risk support for such assets.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, as defined in Rule 12b-2 under the 1934 Act, as amended, for this reporting period, we are not required to provide the information required under this item.

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

Evaluation of Disclosure Controls and Procedures

On August 11, 2021, we completed the acquisition of Novomer, Inc. (“Novomer”). SEC guidance permits management to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition. In conducting our evaluation of the effectiveness of our internal control over financial reporting, we excluded Novomer in our evaluation during the three-month period ended September 30, 2021. We are in the process of incorporating Novomer into our system of internal control over financial reporting.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Our management and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in providing them with material information relating to the Company and its consolidated subsidiaries required to be disclosed in the reports we file or submit under the 1934 Act.

Changes in Internal Control over Financial Reporting

In connection with correcting our accounting for equity and liability instruments (including the Private Warrants assumed by us as part of the Business Combination), we have implemented additional review procedures, additional training and enhancements to the accounting policy related to the accounting for equity and liability instruments (including those with warrants) to determine proper accounting in accordance with U.S. GAAP (e.g., determination whether liability or equity classification and measurement is appropriate).

There were no other changes in our internal control over financial reporting, as identified in connection with the evaluation required by Rule 13a-15(d) and Rule 15d-15(d) of the 1934 Act, that occurred during the period ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

On May 14, 2021 a class action complaint was filed by Darryl Keith Rosencrants in the United States District Court for the Eastern District of New York, on May 18, 2021, a class action complaint was filed by Carlos Caballeros in the United States District Court for the Middle District of Georgia, on May 18, 2021 a class action complaint was filed by Dennis H. Wilkins also in the United States District Court for the Middle District of Georgia, and on May 19, 2021, a class action complaint was filed by Elizabeth and John Skistimas in the United States District Court for the Eastern District of New York. Each plaintiff or plaintiffs brought the action individually and on behalf of all others similarly situated against the Company and/or Stephen E. Croskrey, John A. Dowdy, III, John P. Amboian, Richard J. Hendrix, Christy Basco, Philip Gregory Calhoun, Gregory Hunt, Isao Noda and Stuart W. Pratt (collectively, “Defendants”).

The alleged class varies in each case but covers all persons and entities other than Defendants who purchased or otherwise acquired securities of the Company between October 5, 2020 and May 4, 2021 (the “Class Period”). Plaintiffs are seeking to recover damages caused by Defendants’ alleged violations of the federal securities laws and to pursue remedies under Sections 10(b) and 20(a) of the 1934 Act and Rule 10b-5 promulgated thereunder. The complaints are substantially similar and are each premised upon various allegations that throughout the Class Period, Defendants made materially false and misleading statements regarding, among other things, the Company’s business, operations and compliance policies.

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

On July 29, 2021, the Georgia court transferred the Georgia cases to New York, and all four class actions have been consolidated into a single lawsuit in the Eastern District of New York. We expect a consolidated amended class action complaint will be filed by December 17, 2021 and if so, the Defendants intend to file motion to dismiss.

On May 24, 2021, a shareholder derivative lawsuit was filed in the Court of Chancery of the State of Delaware by Richard Delman on behalf of the Company, alleging breach of fiduciary duty against the Company’s directors. On October 6, 2021, a shareholders derivative lawsuit was filed in the United States District Court for the District of Delaware by Ryan Perri on behalf of the Company, alleging breach of fiduciary duty against the Company’s directors. Both derivative lawsuits have been stayed pending the outcome of Defendants’ intended motion to dismiss the securities class actions. These derivative complaints repeat certain allegations which are already in the public domain. Defendants deny the allegations of the complaints, believe the lawsuits are without merit and intend to defend them vigorously.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A. of our Annual Report on Form 10-K/A for the year ended December 31, 2020 and Item 1A. of our Quarterly Report on Form 10-Q for the period ended June 30, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 6. Exhibits

Exhibit Number	Description
2.1

Agreement and Plan of Merger, dated July 28, 2021, by and among the Company, Sunshine Merger Corp., a Delaware corporation and an indirect wholly-owned subsidiary of the Company, Novomer, Inc., a Delaware corporation, and Shareholder Representative Services LLC, a Colorado limited liability company (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (Commission File No. 001-39280) filed on August 3, 2021).

10.1

Amended and Restated Employment Agreement, dated as of July 23, 2021, between the Company and Stephen E. Croskrey (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (Commission File No. 001-39280) filed on July 29, 2021).

10.2

Performance Stock Agreement, dated July 23, 2021, between the Company and Stephen E. Croskrey (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (Commission File No. 001-39280) filed on July 29, 2021).

10.3

Stock Option Agreement, dated July 23, 2021, between the Company and Stephen E. Croskrey (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (Commission File No. 001-39280) filed on July 29, 2021).

10.4

Letter Agreement, dated August 12, 2021, between the Company and Stuart Pratt (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q (Commission File No. 001-39280) filed on August 16, 2021).

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

Danimer Scientific, Inc.

Date: November 15, 2021	By:	/s/ Stephen E. Croskrey
Stephen E. Croskrey
Chief Executive Officer
(Principal Executive Officer)

Date: November 15, 2021	By:	/s/ John A Dowdy, III
John A Dowdy, III
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)