Form 10-K
period 2021-12-31
Danimer Scientific, Inc.
filed 2022-03-08
CIK 1779020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-39280

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

At June 30, 2021, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $2,198 million based on the closing sales price of $25.05 as reported on The New York Stock Exchange on June 30, 2021. For the purpose of this response, executive officers, directors, and holders of 10% or more of the registrant’s common stock are considered to be affiliates of the registrant at that date.

At March 7, 2022, there were 100,750,215 outstanding shares of the registrant’s $0.0001 par value Class A Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE: None

Auditor Firm Id:	185	Auditor Name:	KPMG LLP	Auditor Location:	Atlanta, Georgia

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”) of Danimer Scientific, Inc. contains "forward-looking statements" within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Except where the context otherwise requires or where otherwise indicated, the terms the “Company”, “Danimer”, “we,” “us,” and “our,” refer to the consolidated business of Danimer Scientific, Inc. and its consolidated subsidiaries. All statements in this Report, other than statements of historical fact, are forward-looking statements. These forward-looking statements are based on management’s current expectations, assumptions, hopes, beliefs, intentions, and strategies regarding future events and are based on currently available information as to the outcome and timing of future events. Forward-looking statements may contain words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “should,” “would,” “could,” “plan,” “predict,” “potential,” “seem,” “seek,” “future,” “outlook,” the negative of such terms and other similar expressions, which are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. The Company cautions you that these forward-looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond the control of the Company, incident to its business.

Because forward‑looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. These forward-looking statements are based on information available as of the date of this Report (or, in the case of forward-looking statements incorporated herein by reference, if any, as of the date of the applicable filed document), and any accompanying supplement, and current expectations, forecasts and assumptions, and involve a number of risks and uncertainties. Accordingly, forward-looking statements should not be relied upon as representing the Company’s views as of any subsequent date, and the Company does not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include:

•
our ability to recognize the anticipated benefits of the Business Combination (hereinafter defined), which may be affected by, among other things, competition, and our ability to grow and manage growth profitably;
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

ITEM 1. BUSINESS

The Company (formerly Live Oak Acquisition Corp. and referred to as “LOAK” when describing the period prior to the consummation of the Business Combination described below) was incorporated in Delaware on May 24, 2019 as a special purpose acquisition company, or SPAC, formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, recapitalization, reorganization, or similar business combination with one or more businesses. Live Oak competed its initial public offering in May 2020. On December 29, 2020 (“Closing Date”), the Company consummated a business combination (“Business Combination”), pursuant to which the Company acquired all of the outstanding capital stock of Meredian Holdings Group, Inc., a Delaware corporation (“Meredian Holdings Group” or “MHG”) through the exchange of MHG common stock for Live Oak Class A common stock. The Business Combination was effected through the merger of Green Merger Corp., a wholly owned subsidiary of Live Oak, with and into MHG, with MHG surviving the merger as a wholly owned subsidiary of Live Oak.

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

We, through our principal operating subsidiaries, Meredian, Inc., Danimer Scientific, L.L.C. and Danimer Scientific Kentucky, Inc., bring together innovative technologies to deliver biodegradable bioplastic materials to global consumer product companies.

Overview

We are a performance polymer company specializing in bioplastic replacements for traditional petroleum-based plastics. Applications for biopolymers include additives, aqueous coatings, fibers, filaments, films, thermoforming, and injection-molded articles. We bring together innovative technologies to deliver biodegradable bioplastic materials to global consumer product companies. We believe that we are the only commercial company in the bioplastics market to combine the production of a base polymer along with the reactive extrusion capacity in order to give customers a “drop-in” replacement for a wide variety of petroleum-based plastics.

We have core competencies in formulation and application development, fermentation process engineering, thermocatalysis, chemical engineering and polymer science. In addition, we have created an extensive intellectual property portfolio to protect our innovations that together with our technology, serves as a valuable foundation for our business and for future industry collaborations. We primarily market our products to consumer packaging brand owners, converters and manufacturers in the plastics industry seeking to address environmental, public health, renewability, certification, composting and biodegradability concerns because of customer perceptions, government regulations, or other reasons.

Our fermentation process uses sustainably-sourced canola oil. Our proprietary extraction and extrusion processes are cost competitive and leave almost no carbon footprint. Our customized formulations enable us to team up with other makers of biobased products to create an even wider range of goods. Our scalable production capacity and modular manufacturing model will soon enable us to serve an increasingly large customer base. As an industry leader as gauged by our over 17-year history, with a patent portfolio of over 430 patents and pending patent applications worldwide in more than 20 countries for a range of manufacturing processes and biopolymer formulations, supply agreements with some of the largest consumer packaged goods companies and numerous awards, including PLASTICS Industry Association’s 2018 and 2020 Innovation in Bioplastics award, Danimer is one of the few companies anywhere in the world to achieve this level of sustainability in biopolymer products and processes.

Our Technologies

PHA-based Resins: We are a leading producer of polyhydroxyalkanoate (“PHA”), a new, 100% biodegradable plastic feedstock alternative, which we sell under the proprietary Nodax® brand name, for use in a wide variety of plastic applications including films, straws and food containers, among other things. We make Nodax through a fermentation process wherein bacteria consume vegetable oil and make PHA within their cell membranes as energy reserves. We harvest the PHA from the bacteria, then purify and filter the bioplastic before forming the PHA into pellets, which we combine with other inputs using a reactive extrusion process to manufacture a formulated finished product. We acquired our original PHA technology from The Procter & Gamble Company ("P&G") in 2007.

Our Nodax-based biopolymers are formulated to meet the biodegradability requirements for ASTM International and European (EN) standards. Nodax is also U.S. Food and Drug Administration (“FDA”) approved for food contact and will biodegrade aerobically or anaerobically in soil, water and industrial or home compost in the presence of bacteria.

Following the 2021 acquisition of Novomer, Inc. (“Novomer”), we also have the technology to produce a type of PHA, specifically poly(3-hydroxypropionate) (“p3HP”), through a proprietary thermal catalytic conversion process at a lower cost than our fermentation process. We also refer to p3HP by its brand name, Rinnovo®. We believe that Novomer’s technology will enhance the strength of product applications we develop due to the complementary nature of Novomer’s polymers when combined with Nodax and enable us to increase the expected overall volume of finished product we will be able to deliver, all while significantly lowering our production costs and capital expenditure per pound produced.

PHAs are a complete replacement for petroleum-based plastics since the converters do not have to purchase new equipment to switch to the new biodegradable plastic. Utilizing PHA as a base resin significantly expands the number of potential applications for bioplastics in the industry and enables us to produce resin that is not just compostable, but also fully biodegradable.

PLA-based Resins: Since 2004, we have been producing proprietary plastics using a natural plastic called polylactic acid (“PLA”) as a base resin. We purchase neat PLA and formulate it into bioplastic applications by leveraging the expertise of our chemists and our proprietary reactive extrusion process. Our formulated PLA products allow many companies to begin to use renewable and compostable plastics to meet their customers’ growing sustainability needs. We have expanded our product portfolio and now supply customers globally. We are a pioneer in bioplastics technology, demonstrated by early successes such as creating a bioplastic suitable for coating disposable paper cups to withstand the temperatures of hot liquids such as coffee. We have expanded our product portfolio and now supply customers globally. We have two primary manufacturing platforms: reactive extrusion and polymer synthesis. In reactive extrusion, new polymers are made by combining PLA with other plant-based materials, minerals, or other inputs to be able to meet the needs of customers that cannot use non-formulated (“neat”) PLA. In polymer synthesis, new proprietary polymers are made in reactors (vertical tanks with ability to control pressure, heat, agitation, pH, etc.) and then pelletized. In addition to developing plastics, we also toll manufacture for customers that need the unique extruder or reactor setup employed by us for new or scale-up production. Our PLA-based biopolymers are formulated to meet the biodegradability requirements for ASTM International and European (EN) standards.

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

Competitive companies that produce bioplastics include Kaneka Corporation, which produces 3-hydroxybutyrate-co-3-hydroxyhexanoate and Novamont S.p.A., which produces polybutylene adipate terephthalate.

Our Nodax-based biopolymers offer a broad range of properties and processing options and can address a large portion of the opportunities for environmentally attractive yet functionally equivalent alternatives to conventional petroleum-based plastics. Unlike PLA and most starch-based composite biodegradables, PHA biopolymers can:

•
biodegrade in natural soil and water environments, including the marine environment;
•
remain functional through a wide range of temperatures; and
•
withstand everyday use without breaking down.

Market Opportunity

General: Globally, over 800 billion pounds of plastic are produced each year. We believe that both PHA and PLA are excellent replacements for commercial plastics created with synthetic polymers derived from petroleum. We believe that PHA is a competitive replacement for polypropylene, polyethylene, polystyrene, and polyethylene terephthalate plastics. These plastics represent over 63% of traditional petroleum-based plastic worldwide, so there is potential for PHAs to replace over 500 billion pounds of plastic applications annually.

Bioplastics are a key segment of the plastics industry and offer a renewably sourced or compostable replacement for traditional petroleum-based plastics with additional benefits such as biodegradability and enhanced safety. Bioplastics are used in a wide range of applications, including packaging, adhesives, food additives, food service items and many others. The bioplastics industry is diverse and rapidly evolving. As companies continue to innovate new bioplastic products to meet existing and future customer needs, we expect the industry to expand substantially.

Environmental: Opportunities arising from the plastics industry’s negative environmental impacts include a demand for an alternative of more products and packaging using sustainable, renewable, and non-petroleum resources. Additionally, we believe there is heightened demand for biodegradable and compostable materials, as well as materials that facilitate greater safety for the public and the environment. A 2021 global sustainability study by Simon Kucher found 85% of consumers in global markets have shifted their purchase behaviors toward sustainability. In light of this sentiment, companies are looking for ways to divert landfill waste and environmental waste with the use of bioplastics. With the “end of life” scenarios that bioplastics provide, these companies are now testing new materials to be more proactive in reducing the global pollution problem.

Public Health: Manufacturers of products that are used for food packaging or food services may place priority on the development of bioplastics that eliminate the potentially negative health effects of petroleum-based plastics. While not yet conclusive, some scientific research suggests that polystyrene, polyvinyl chloride, polyethylene, and many other traditional plastics may be linked to certain cancers, endocrine disruptions, digestive dysfunctions, impaired immune function, and other serious health issues. We believe that this perception of traditional plastics, especially in food contact applications, is driving numerous product manufacturers toward the use of non-petroleum-based plastics.

Renewability: Some manufacturers place a greater emphasis on renewability rather than biodegradability or compostability of materials. In Europe, we believe many manufacturers place higher priority on renewability because of consumer perceptions and governmental regulations. While our use of canola oil as a feedstock instead of petroleum is an advantage in terms of renewability, we currently focus on biodegradability in the U.S. market.

Certification: The certification of materials in the bioplastics industry is based upon third-party standards that establish criteria for labeling materials and products. Certifications are important to brand owners and consumers as they give assurance that materials have been rigorously tested and vetted. As certifications are achieved for our products, we and our customers are authorized to utilize labels indicating the bioplastic meets certification guidelines, which we believe give consumers greater confidence in our products.

Business Strategy

Our goal is to build a commercially successful bioplastic business, with attractive margins, based on the unique properties of our PHA and PLA biopolymers and our application development expertise. To achieve this goal, we are developing and commercializing biopolymers in a range of applications. We believe this will provide an attractive base of commercial opportunities for Danimer, creating value for our business and our customers and generating leading intellectual property positions in the field.

Our strategy consists of six mutually supporting elements:

Expand Capacity to Achieve Scale: In order to reach our goals, we must be able to produce our products on a large scale. This will initially be accomplished by organic capacity growth. This includes completion of the Phase II expansion at our Winchester, Kentucky facility, construction of a new PHA plant in Bainbridge, Georgia, and construction of a commercial Rinnovo plant that will allow us to deploy the technology from our recent Novomer acquisition. In addition, we will evaluate third party manufacturing and license agreements to further expand capacity for producing our products.

Lead with Innovation to Address a Broad Range of Customer Needs: We will continue to leverage our core competency of formulation and application development to increase the commercial uses for our products. This will include the expansion of research and development contracts with global consumer products companies. It will also entail seeking opportunities for technology licensing.

Grow Customer Partnerships and Product Volume Commitments: Successfully negotiate development and supply agreements with global blue-chip customers to secure demand for future capacity expansions and de-risk our capital spend.

Secure Cost-Effective Inputs: Canola oil is currently the primary feedstock for our PHA fermentation process, and it is important to manage price volatility related to commodity price changes. We continue to explore the viability of alternative feedstocks to improve our flexibility to pursue lower-cost alternatives that may arise. We also look to lock in volume commitments for critical supply inputs, such as PLA, to ensure we have adequate, cost-effective volumes to support our production requirements.

Attain Favorable Unit Economics to Enhance Margins: To drive margin improvement, we must reduce our unit production costs. This can be achieved by increasing our capacity utilization across our fixed cost base, blending in larger amounts of lower cost input materials, such as Rinnovo, reducing our utility costs and developing more cost-effective manufacturing methods.

Enhance Team Capabilities to Support Growth: It is imperative that we increase the knowledge and capabilities of the leadership team as we grow in size and complexity. This includes increasing the overall experience levels in manufacturing, business development, R&D, information technology and finance, as well as other areas to support global growth.

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

We currently produce PHA in a fermentation process where bacteria consume vegetable oil and produce PHA as energy reserves. We harvest this PHA and produce numerous configurations of this polymer, yielding a diverse array of possible properties in the resulting material. With the acquisition of Novomer, we also have the technology to produce PHA through a thermocatalytic conversion process.

Nodax is 100% bio-based and possesses six TUV AUSTRIA certifications: OK compost INDUSTRIAL, OK compost Home, OK biodegradable SOIL, OK biodegradable Water, OK biodegradable MARINE, and OK biobased. Nodax is also FDA approved for food contact.

PLA-based Resins: PLA is made from dextrose derived from corn, sugar beets and sugar cane, among others. It is “industrially compostable” as per ASTM D6400 standards, which require a plastic to aerobically compost in a municipal industrial facility within 180 days. PLA requires additional heat and moisture to begin degrading by hydrolysis, which is why it is certified for industrial composting only. We do not produce PLA ourselves.

PLA in non-formulated (“neat”) form has limited functionality, but when we combine PLA with other plant-based chemicals and minerals through our reactive extrusion process, we can improve PLA-based products’ processability, impact strength, heat tolerance and numerous other attributes to meet customer specifications for a wide range of applications to support petroleum-based plastic replacement. Our ability to formulate PLA in this manner enables us to acquire customers that neat PLA producers cannot.

Research and Development: We have a number of PHA R&D contracts with global consumer products companies, including Bacardi, Nestlé and Mars Wrigley. We collaborate with the R&D staff of each customer on products that are tailored for each customer’s specific applications.

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

In 2021, we had two customers that each accounted for more than 10% of revenue and collectively represented 35% of total revenue. In 2020, we had three such customers that collectively represented 58% of total revenue. In 2019, four such customers collectively represented 65% of total revenue.

PHA Products: We have successfully executed multiple contracts for the development and production of PHA-based resins. Some of our current customers and their product applications using PHA-based resins are below:

•
PepsiCo — In December 2016, we and PepsiCo, Inc. entered into a joint development agreement that provides for the development of our biodegradable film resins to meet the packaging requirements of PepsiCo’s global food and beverage business, including compostable films to be used in Frito Lay chip bags.
•
Mars Wrigley — In March 2021, we and Mars, Incorporated (“Mars Wrigley”) signed an extensive R&D contract to work on films for their candy/food packaging. Mars Wrigley expects to launch a home compostable packaging for their Skittles brand by the end of 2022.
•
Bacardi — In October 2020, we and Bacardi Limited entered into an agreement to eliminate 3,000 annual tons of plastic currently produced by Bacardi. The new 100% biodegradable bottle could replace 80 million plastic bottles per year as Bacardi's goal is to be plastic free by 2030.
•
Genpak — In November 2019, we and Genpak, LLC entered into a multi-year agreement under which we will deliver biodegradable resins that Genpak will use exclusively for the manufacture of its new GenZero™ line of food packaging products. Genpak’s line of foodservice items are designed for a wide range of applications, including to-go hinged food containers, plates, bowls, and platters, serving trays and two-piece food containers. Genpak plans to launch Nodax-based home compostable take-out containers by the end of 2022.
•
Nestlé — In December 2018, we and Nestec Ltd. (a Nestlé affiliate) entered into a global partnership to develop biodegradable water bottles. We and Nestlé are collaborating to design and manufacture bio-based resins for Nestlé’s water business using Nodax. Once the development of these products is complete, we expect to enter into negotiations with Nestlé to produce these products commercially.

•
WinCup — In September 2019, WinCup Plastics, Inc., a leading manufacturer of disposable foodservice to-go-ware, announced the launching of phade™, a new line of straws and stirrers made from Nodax. We and WinCup have entered into a commercial supply contract for PHA currently being produced in the Kentucky Facility.
•
UrthPact — In October 2019, we and UrthPact, LLC, a long-time customer of ours for PLA-based resins for use in single-serve coffee pods, entered into an agreement providing for our manufacture of Nodax drinking straws. In addition, UrthPact also signed a contract with us to produce PHA-based resin for single serve coffee pods.
•
Eagle Beverage and Accessory Products (“Eagle Beverage”) — In September 2020, Eagle Beverage, a leading manufacturer of drinking straws, signed a commercial supply contract with us to purchase drinking straw resin made from Nodax. In May 2021, Danimer and Eagle Beverage signed an amendment to the supply contract for additional volumes. Their customers include large brands within the food and beverage industry.
•
Columbia Packaging Group (“CPG”) – In November 2019, CPG, a large producer of flexible films signed a supply agreement for the purchase of our PHA film resins. In September 2020, CPG added additional volume for our PHA film resins. Due to this early success and our partnership, CPG signed a supply agreement to purchase Danimer PHA drinking straw resin.

PLA Products: Some of our current customers' product applications using PLA-based resins are below:

•
Drinking cups that are coated with our compostable extrusion coating resin.
•
Shrink wrap films for various food packaging.
•
Cutlery.

Raw Materials and Suppliers

Our operations depend upon obtaining adequate supplies of raw materials on a timely basis, in particular PLA, polybutylene succinate (“PBS”), polybutylene adipate terephthalate (“PBAT”) and canola oil. Although certain of these raw materials have limited sources of supply, we have developed strategic relationships with key suppliers for these products and generally have commitments or contracts from these suppliers to meet current and projected needs. We buy PLA from NatureWorks LLC and Total Corbion, PBS from PTT MCC Biochem Co., Ltd and PBAT from BASF Corporation. Commodities such as canola oil are readily available from numerous suppliers. Accordingly, we believe that we will be able to procure the necessary quantity and quality of raw materials needed to manufacture our products.

Intellectual Property and Technology

Our success depends in part upon our ability to protect our core technology and intellectual property, and we rely on a combination of patents, know-how, trade secrets, non-disclosure agreements and supply chain partnerships to establish and protect our intellectual property. We hold over 430 patents and pending patent applications worldwide (of which more than 190 are patents issued and more than 240 pending applications) in more than 20 countries. Our extensive patent portfolio covers, among other things, the fundamental biotechnology needed to produce our PHA biopolymers as well as biopolymer compositions, processes, derived products, and applications. At the time of acquisition, Novomer had 240 patents and patents pending covering its core technologies in the fields of catalysis, carbonylation, polymerization, and thermolysis, among others. The terms of such patents are set to expire at various times between 2022 and 2040, and any patents resulting from such pending patent applications are expected to have durations that will expire between 2036 and 2041. We own 23 issued patents and 1 pending application with respect to the fundamental biotechnology needed to produce our PHA biopolymers, the expiration dates (or expected expiration dates) for which range from 2022 to 2039, as well as 69 issued patents and 71 pending applications with respect to biopolymer compositions, processes, derived products and applications, the expiration dates (or expected expiration dates) for which range from 2022 to 2040. Our technology is also protected by maintaining trade secret status for key technology and know-how. In addition, non-disclosure agreements with customers and research partners help to keep our technology proprietary.

We purchased the intellectual property portfolio that formed the basis of our original PHA technology platform from P&G. After a global offering of the technology to competent entities, P&G determined that our expertise and demonstrated success offered the highest probability of successful commercialization. P&G has retained a royalty interest equal to $0.05 per pound of PHA sold up to 500,000,000 pounds and $0.025 per pound over 500,000,000 pounds. The royalty term continues in effect until September 8, 2027.

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

Some applications for which our biopolymers may be suitable, such as food packaging, PHA-coated paper cups, and drinking straws, involve food contact, which is regulated by the U.S. Food and Drug Administration (“FDA”) in the U.S. Nodax has been cleared for use in food-contact applications by the FDA. The PHA polymer is also contained on positive lists for food-contact in the European Union and Japan. We are in the process of seeking further regulatory approvals necessary to sell and produce our products based on local requirements in various jurisdictions worldwide, and we are prepared to seek additional such approvals as may become necessary in the ordinary course of business.

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

Human Capital

As of December 31, 2021, we had 282 total employees located in the United States. None of our employees are subject to a collective bargaining agreement and we believe we have a good relationship with our employees.

We believe our employees are our greatest asset and we strive to provide a safe, inclusive, high-performance culture where our people thrive. We strive to recruit, develop, engage, train and protect our workforce. The following are key human capital measures and objectives on which we currently focus.

Diversity, Equity and Inclusion

A critical part of our recruiting strategy is partnering with colleges and universities to create awareness of career opportunities in our field and develop a strong pipeline of early career professionals, particularly women and other underrepresented groups in science and engineering. While recruitment is our current greatest focus for DEI, we intend to deepen our efforts through training, mentorship and career development opportunities.

Employee Engagement and Training

We strive to foster a fulfilling and positive work environment for our employees. We offer competitive salaries and benefits to both full time employees and contractors, which include health insurance, life insurance, long term disability, 401k matching, employee stock purchase plan, paid vacation and paid time off. Education and continuous learning are particularly important in our evolving industry and we encourage our employees to pursue professional development and relevant training opportunities.

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

Risk Factor Summary

•
We have limited experience producing PHA in large commercial quantities, and may not be able to achieve the proposed production capacity at our current and proposed production facilities.
•
If our products and product candidates do not gain market acceptance among key market participants, we may be unable to generate significant revenues, if any.
•
Our operating results may fluctuate significantly as a result of a variety of factors, many of which are outside of our control.
•
We will need to secure additional funding, which may dilute your ownership, and we may be unable to raise additional capital on favorable terms, if at all.
•
Changes in regulations associated with our products, markets, and/or operations may have an adverse effect on our business.
•
Our debt and operating lease obligations could adversely affect our financial condition.
•
We may not be able to satisfy the requirements of our participation in a New Markets Tax Credit program for funding plant expansions.
•
Concentration of ownership among our existing executive officers, directors and their affiliates may prevent investors from influencing significant corporate decisions.

Risks Related to the Company

We have a history of net losses and our future profitability is uncertain.

We have recorded a loss for fiscal 2021, and our future profitability is uncertain. At December 31, 2021, our accumulated deficit was approximately $118.9 million. Since our inception, we have been engaged primarily in research and development and early-stage commercial activities. Because we have a limited history of commercial operations and we operate in a rapidly evolving industry, we cannot be certain that we will generate sufficient revenue to operate our business and become profitable.

Our ability to generate revenues in the near-term is highly dependent on the successful commercialization of our biopolymer products, which is subject to many risks and uncertainties as described below. We expect that it will take time for our PHA production to ramp up to an economical scale while the market for our products expands. As a result, we expect to have significant losses and negative cash flow for at least the next few years, as we incur additional costs and expenses for the continued development and expansion of our business, including the costs of establishing manufacturing capacity and ongoing expenses of research and product development. The amount we spend will impact our ability to become profitable and this will depend, in part, on the number of new products that we attempt to develop. We may not achieve any or all of these goals and, thus, we cannot provide assurances that we will ever be profitable.

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

•
changes in market conditions and other inputs that affect the valuation of our Private Warrants;
•
the announcement or introduction of new products by our competitors;
•
our ability to upgrade and develop our systems and infrastructure to accommodate growth;
•
stock compensation expenses we have incurred and may continue to incur in connection with the compensation of our executives;
•
our ability to attract and retain key personnel in a timely and cost-effective manner;
•
our ability to attract new customers and retain existing customers;
•
technical difficulties;
•
the amount and timing of operating costs and capital expenditures relating to the expansion of our business, operations and infrastructure;
•
our ability to identify and enter into relationships with appropriate and qualified third-party providers of necessary testing and manufacturing services;
•
the availability and cost of our raw materials;
•
regulation by federal, state or local governments; and
•
general economic conditions, as well as economic conditions specific to the plastics industry, and other industries related to compostable or biodegradable substitutes for non-biodegradable plastics.

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

We expect that we will have sufficient capital to fund our planned operations through the completion of Phase II of the production capacity buildout at the Kentucky Facility and to fund a significant portion of our anticipated Greenfield Facility in Bainbridge. Thereafter, we will need to raise additional capital to continue to scale and expand our manufacturing capability. If we issue equity or debt securities to raise additional funds, (i) we may incur fees associated with such issuance, (ii) our existing stockholders will experience dilution from the issuance of new equity securities, (iii) we may incur ongoing interest expense and be required to grant a security interest in our assets in connection with any debt issuance and (iv) the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. In addition, utilization of our net operating loss and research and development credit carryforwards may be subject to significant annual limitations under Section 382 of the Internal Revenue Code (“Code”) due to ownership changes resulting from future equity financing transactions. If we raise additional funds through collaboration, licensing or other similar arrangements, it may be necessary to relinquish valuable rights to our potential products or proprietary technologies or grant licenses on terms that are not favorable to us. In the event we are unable to obtain additional financing, we may be unable to successfully implement our business plan, which could have a material and adverse impact on our business, including you losing your entire investment.

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

•
public acceptance of such products;
•
our ability to produce products of consistent quality that offer functionality comparable or superior to existing or new polymer products;
•
our ability to produce products fit for their intended purpose;
•
our ability to obtain necessary regulatory approvals for our products;
•
the speed at which potential customers qualify our biopolymers for use in their products;
•
the pricing of our products compared to competitive products, including petroleum-based plastics;
•
the strategic reaction of companies that market competitive products;
•
our reliance on third parties who support or control distribution channels; and
•
general market conditions.

We produce bio-based products, whose pricing and availability may be impacted by factors out of our control.

Pricing and availability of raw materials, for use in our businesses can be volatile due to numerous factors beyond our control, including general, domestic and international economic conditions, labor costs, production levels, competition, and consumer demand. Drought, pestilence, severe weather or other “acts of God” may limit our ability to procure raw materials if crops are lost. This volatility can significantly affect the availability and cost of raw materials for us and may therefore have a material adverse effect on our business, results of operations, and financial condition.

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

We have limited experience in producing large quantities of PHA. While we have succeeded in producing smaller amounts of PHA in our pilot plant for customer trials and testing purposes, we only recently commenced the production of PHA in a large commercial plant with a capacity sufficient to meet the anticipated needs of prospective customers. We may not be able to cost effectively produce PHA at a scale consistent with customer demand in a timely or economical manner, or that the quality of the commercial product will be acceptable on a consistent basis. Further, if the Kentucky Facility is not able to meet customer demands, we will have to expand our facilities, which will disrupt production and deplete our resources.

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

Our success will be influenced by the price of petroleum relative to the cost of bio-based feedstocks.

Our success may be influenced by the price of our products relative to petroleum-based polymers. The cost of petroleum-based polymers is in part based on the price of petroleum. To date, our PHA biopolymers have been primarily manufactured using canola oil, an agricultural feedstock. If the price of bio-based feedstocks increases and/or the price of petroleum decreases, our bio-based products may be less competitive relative to petroleum-based polymers. A material decrease in the cost of conventional petroleum-based polymers may require a reduction in the prices of our products for them to remain attractive in the marketplace and/or reduce the size of our addressable market.

Our success will be influenced by the cost and availability of raw materials required to produce Rinnovo polymers.

The cost and/or availability of the raw materials necessary to produce Rinnovo polymers may be influenced by the price of commodity petrochemicals and bio-based feedstock. Our first targeted Rinnovo polymer requires ethylene oxide, carbon monoxide and a proprietary catalyst as its primary raw materials. If the price of raw materials were to rise or availability of these materials were to be constrained, the cost and availability of the Rinnovo polymer may be less competitive relative to other polymers.

Certain contracts granting exclusivity rights to customers may limit our ability to sell products in certain markets.

We have entered into certain agreements with customers, which, subject to the terms therein, grant these customers the exclusive right to purchase certain products and, in some cases, in certain fields and/or territories from us. For example, certain clam-shell food cases made with plastic we produce can only be sold to a single customer; certain stirrers and straw products can only be sold to several end-users, subject to the purchaser maintaining minimum purchase requirements; one customer has an exclusive right on water bottles, while another customer has an exclusive right on bottles containing certain alcohol products. These exclusivity arrangements will be expiring between 2022 and 2026. These agreements could prevent us from selling products to certain prospective customers or entering certain markets, which could have a material and adverse impact on our potential revenues and our ability more generally to expand our customer base and product lines.

The loss of one or more of our significant customers, a significant reduction in their orders, their inability to perform under their contracts, or a significant deterioration in their financial condition could have a material adverse effect on our business, results of operations, and financial condition.

A few significant customers have in the past, and may in the future, account for a significant portion of our revenues in any one year or over a period of several consecutive years. For example, in 2021, we had two customers that individually each accounted for more than 10% of our revenue and collectively accounted for approximately 35% of our revenue; in 2020, we had three such customers that collectively accounted for approximately 58% of our revenue; in 2019, we had four such customers that collectively accounted for approximately 65% of our revenue. The loss of one or more of our significant customers, a substantial reduction in their orders, their inability to perform under their contracts, and/or a significant deterioration in their financial condition could have a material adverse effect on our business, results of operations, and financial condition.

We may rely heavily on future collaborative partners.

We may enter into strategic partnerships to develop and commercialize our current and future research and development programs with other companies to accomplish one or more of the following:

•
obtain capital, equipment and facilities;
•
obtain funding for research and development programs, product development programs, and commercialization activities;
•
obtain expertise in relevant markets;
•
obtain access to raw materials, and/or
•
obtain sales and marketing services or support.

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

We may not be able to achieve the proposed production capacity at our Kentucky Facility.

In December 2018, we acquired the Kentucky Facility and embarked on a two-phase commissioning strategy. We believe our ongoing Phase II improvements will expand the annual capacity of the plant by 45 million pounds of finished product, bringing total annual plant capacity up to an expected 65 million pounds. We expect Phase II production to commence in the second quarter of 2022. We have invested approximately $114 million in the Phase II expansion through December 31, 2021, excluding pre-engineering costs, capitalized interest and internal labor and overhead. There can be no assurances, though, that we will be able to achieve such production capacity.

We may not be able to complete the proposed production capacity buildout at our Greenfield Facility.

In November 2021, we broke ground on our Greenfield Facility located in Bainbridge, Georgia. We believe this plant will have the capacity to produce approximately 62.5 million pounds of neat PHA to be blended with other purchased raw materials. We expect capital expenditures for the Greenfield Facility will range between $500 million to $612 million. There can be no assurances, however, that we will be able to achieve such production capacity or raise the additional financing required to complete the Greenfield Facility. Through December 31, 2021, we have invested $77.1 million in the Greenfield Facility, excluding capitalized interest and internal labor.

We may not be able to identify and build a Rinnovo facility.

On August 11, 2021, we acquired Novomer, Inc. (“Novomer”). Novomer has proprietary technology to produce p(3HP), which is a type of PHA and is branded as Rinnovo. We plan to construct a commercial Rinnovo plant and at scale, we anticipate the proposed Rinnovo facility could produce approximately 168 million pounds of p(3HP). We believe we can blend Rinnovo with Nodax and other raw materials to further increase the number of finished pounds of product we can produce. We believe the expected capital expenditures for the Rinnovo facility will range between $100 million and $180 million. There can be no assurances, however, that we will be able to identify an acceptable site, construct the facility, incorporate Rinnovo into Nodax-based formulations or raise the financing needed to construct the Rinnovo facility.

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

Changing weather patterns and any increase in frequency of severe storms such as hurricanes and tornadoes could cause disruptions or the complete loss of our facilities. In addition, climate change concerns, and changes in the regulation of such concerns, including greenhouse gas emissions, could also subject us to additional costs and restrictions, including increased energy and raw materials costs which could negatively impact our financial condition and results of operations. The effects of climate change can have an adverse effect not only to our operations, but also that of our suppliers and customers, and can lead to increased regulations and changes in consumer preferences, which could adversely affect our business, results of operations, and financial condition.

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

We anticipate future laws, regulations and policies designed to encourage or mandate the increased use of compostable and biodegradable alternatives to nonbiodegradable plastics may help to create a key market for our products. Several countries and other political subdivisions of countries have enacted or are considering enacting such laws and regulations. Failure to implement these or similar laws and regulations and changes to existing laws and regulations may adversely affect the demand for our product candidates in the future.

Compliance costs related to environmental requirements could negatively impact our financial results.

We are, and any potential licensees may be subject to extensive federal, state, local and foreign laws, regulations, rules and ordinances relating to pollution, protection of the environment, climate change, greenhouse gas emissions, and the generation, storage, handling, transportation, treatment, disposal and remediation of hazardous substances and waste materials. Costs and capital expenditures relating to environmental, health or safety matters are subject to evolving regulatory requirements and depend on the timing of the promulgation and enforcement of specific standards which impose the requirements. Moreover, changes in environmental regulations could inhibit or interrupt our operations, or require modifications to our facilities. Accordingly, environmental, health or safety regulatory matters could result in significant unanticipated costs or liabilities.

Our business is subject to hazards common to chemical, fermentation, polymer, and extraction businesses, any of which could injure our employees or other persons, damage our facilities or other properties, interrupt our production and adversely affect our reputation and results of operations.

Our business is subject to hazards common to chemical and polymer manufacturing, storage, handling and transportation, including explosions, fires, severe weather, natural disasters, mechanical failure, unscheduled downtime, transportation interruptions, remediation, chemical spills, discharges or releases of toxic or hazardous substances or gases and other risks. These hazards can cause personal injury and loss of life to our employees and other persons, and severe damage to, or destruction of, property and equipment, as well as environmental contamination. In addition, the occurrence of disruptions, shutdowns or other material operating problems at our facilities due to any of these hazards may diminish our ability to meet our output goals. Accordingly, these hazards and their consequences could adversely affect our reputation and have a material adverse effect on our operations as a whole, including our results of operations and cash flows, both during and after any period of operational difficulties.

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

If we are not able to obtain patent coverage or defend the patent protection for our technologies, then we will not be able to exclude competitors from developing or marketing competing technologies, and we may not generate enough revenues from product sales to justify the cost of development of our technologies and to achieve or maintain profitability. The patents currently in the portfolio have expiration dates ranging from 2022 to 2040 and any patents resulting from pending patent applications are expected to have durations that will expire between 2036 and 2041.

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

•
require us to incur substantial litigation expense, even if we are successful in the litigation;
•
require us to divert significant time and effort of our management;
•
result in the loss of our rights to develop, manufacture or market our products; and
•
require us to pay substantial monetary damages or royalties in order to license proprietary rights from third parties or to satisfy judgments or to settle actual or threatened litigation.

Although patent and intellectual property disputes within the biopolymer and chemical industries have often been settled through licensing or similar arrangements, costs associated with these arrangements may be substantial and could include the long-term payment of royalties. Furthermore, the required licenses may not be made available to us on acceptable terms. Accordingly, an adverse determination in a judicial or administrative proceeding or a failure to obtain necessary licenses could prevent us from manufacturing and selling our products or increase our costs to market our products.

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

Our debt obligations could adversely affect our financial condition.

As of December 31, 2021, we had $261.3 million of consolidated debt. Our indebtedness could have significant negative consequences for our business, results of operations and financial condition, including that it may:

•
require us to use a substantial portion of our cash flow from operations to pay principal and interest on debt, which will reduce the amount of cash flow available to fund working capital, capital expenditures, acquisitions, and other business activities;
•
adversely impact our credit rating, which could increase future borrowing costs, liquidity and access to capital markets;
•
limit our future ability to raise funds for capital expenditures, strategic acquisitions or business opportunities, and other general corporate requirements;
•
increase our vulnerability to adverse economic and industry conditions; and
•
place us at a competitive disadvantage relative to competitors with less leverage and/or superior access to capital.

There can be no assurance that our business will generate cash flow from operations, or that additional capital will be available to us, in amounts sufficient to enable us to meet our debt payment obligations and to fund other liquidity needs. Additionally, events and circumstances may occur which would cause us to not be able to satisfy applicable draw-down conditions and utilize revolving credit facilities. Furthermore, a default under one debt instrument itself could also lead to a default under agreements governing our other indebtedness, which may result in that other indebtedness becoming immediately payable in full.

We may not be able to generate sufficient cash to service our debt and operating lease obligations, and we may be forced to take other actions to satisfy our obligations under our debt and operating lease obligations, which may not be successful.

Our ability to make scheduled payments on or to refinance our debt and operating lease obligations and other obligations depends on our ability to generate cash in the future and our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. There can be no assurance that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our debt, or to pay our operating lease obligations.

If our cash flows and capital resources are insufficient to fund our debt service, operating lease obligations and other obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our debt. These alternative measures may not be successful and may not permit us to meet our scheduled debt obligations. If our operating results and available cash are insufficient to meet our debt service, operating lease obligations and other obligations, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to consummate those dispositions or to obtain the proceeds sought from them, and these proceeds may not be adequate to meet any debt service or other obligations then due. Further, we may need to refinance all or a portion of our debt on or before maturity, and we cannot assure you that we will be able to refinance any of our debt on commercially reasonable terms or at all. Additionally, if we are unable to service our operating lease payments for certain facilities in Bainbridge, Georgia and Winchester, Kentucky, which we lease pursuant to a sale-leaseback transaction that was entered into in 2018 with a commercial property REIT, we could lose the ability to occupy and operate those facilities.

We may incur more debt in the future, which could further exacerbate the risks of leverage, including the ability to service our indebtedness.

We may need to incur additional debt, including equipment loans, working capital lines of credit, senior notes and other long-term debt, in the future to complete acquisitions of facilities, equipment, machinery and other assets or capital projects or for working capital. Although the covenants contained in our current indebtedness instruments impose limits on our ability to incur new debt, these agreements may permit the incurrence of significant additional debt if we satisfy certain conditions, or such debt instruments may be amended in the future to do so. If we incur new debt, we could face risks related to being in a highly leveraged company, including our ability to service such indebtedness.

We are subject to a number of restrictive debt covenants under our loan agreements.

Our principal loan agreements contain certain restrictive covenants, which restrict our ability to, among other things, incur additional indebtedness, incur certain liens on our assets or sell assets, make investments, make capital expenditures, pay dividends and make other restricted payments. These loan agreements also require us to maintain specified financial ratios under certain conditions and satisfy financial condition tests, including a consolidated senior leverage ratio and consolidated fixed charge coverage ratio.

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

We have entered into several arrangements under the NMTC program with various third-party financial institutions (“Investors”) to help fund various phases of plant expansions at our Bainbridge, Georgia, and Winchester, Kentucky locations. In connection with the NMTC transactions we received proceeds that were restricted for use on approved capital expenditures and working capital needs at specific subsidiaries. The NMTCs are subject to 100% recapture of the tax credit for a period of seven years as provided in the Code. We are required to comply with various regulations and contractual provisions that apply to the NMTC arrangements. We have agreed to indemnify the Investors for any loss or recapture of the NMTCs until such time as our obligation to deliver tax benefits is relieved. The maximum potential amount of future payments under this indemnification could be up to the face amount of the related debt, net of certain leverage loans receivable in connection with the NMTC transactions, which amount totaled $13.4 million as of December 31, 2021. Our obligation to deliver tax benefits will be relieved in various stages from April 2026 through November 2026. Non-compliance with applicable requirements could result in projected tax benefits not being realized by an Investor and our being required to indemnify such Investor, which could have a material adverse effect on our financial position, results of operations or liquidity

Our ability to use net operating losses to offset future taxable income will be subject to certain limitations as a result of the business combination, private placement and past transactions.

Certain of our deferred tax assets relate to federal and state net operating losses and credits. As of December 31, 2021 and 2020, we had available federal net operating loss carryforwards of $156 million and $65 million, respectively, and no available capital loss carryforwards to offset future taxable income. We had state net operating loss carryforwards as of December 31, 2021 and 2020 of $173 million and $65 million, respectively. A portion of these net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities. In addition, in general, under Section 382 of the Code, a corporation that undergoes an “ownership change” is subject to limitations on our ability to utilize our pre-change net operating losses (“NOLs”) to offset future taxable income or taxes. For these purposes, an ownership change generally occurs where the aggregate stock ownership of one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a specified testing period. A portion of our existing NOLs is subject to limitations arising from previous ownership changes in 2014. In addition, we believe the business combination (“Business Combination”) pursuant to which we acquired Meredian Holdings Group, Inc. (“Legacy Danimer”) and the related private placement of our Class A common stock (“common stock”) that we completed in connection therewith constitutes an ownership change under Section 382 of the Code. Our NOLs may also be impaired under state law. A portion of our existing NOLs attributable to Legacy Danimer and its subsidiaries is also subject to the so called separate-return-limitation-year (“SRLY”) rules that may apply to consolidated tax groups.

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

We face various risks related to health epidemics, pandemics and similar outbreaks, including the ongoing coronavirus disease 2019 (“COVID-19”) pandemic. Such risks include disruptions or restrictions on our employees’ ability to work effectively, as well as temporary closures of our facilities or the facilities of our customers or suppliers.

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

We continue to work with our stakeholders (including customers, employees, suppliers and local communities) to responsibly address COVID-19. Our management is focused on mitigating the impact of the pandemic, which has required and will continue to require a substantial investment of time and resources across Danimer and could delay other value-added initiatives. We continue to monitor the situation, to assess further possible implications to our business, supply chain and customers, and to take actions in an effort to mitigate adverse consequences.

The situation surrounding COVID-19 remains fluid and the ongoing impact on our business and results of operations, financial condition, expected cash flows and liquidity increases the longer the virus impacts activity levels in the United States and globally, both during the initial outbreak, as well as if additional outbreaks occur at a later date. For this reason, we cannot reasonably estimate with any degree of certainty the future impact COVID-19 may have on our results of operations, financial position, and liquidity. The extent to which the COVID-19 pandemic may impact our business, operating results, financial condition and liquidity will depend on future developments and numerous and evolving factors that are highly uncertain, vary by market and cannot be accurately predicted or quantified at this time, including the duration and spread of the outbreak; new information concerning its transmission and severity; government mandated restrictions and regulations; business and workforce disruptions; impact on demand for our products, and the effectiveness of actions taken to contain and treat the disease; actions taken or that might be taken by governments, businesses or individuals to contain or reduce its repercussions and mitigate its economic implications; evolving macroeconomic factors, including general economic uncertainty, unemployment rates and recessionary pressures; decreased consumer spending levels; reduction or changes in customer demand for our products and services; our ability to manufacture, sell and provide our products and services, including as a result of travel restrictions, closed borders, operating restrictions imposed on our facilities or reduced ability of our employees to continue to work efficiently; increased operating costs (whether as a results of changes to our supply chain or increases in employee costs or otherwise); collectability of customer accounts; additional and prolonged devaluation of other countries’ currencies relative to the dollar; and the general impact of the pandemic on our customers, employees, suppliers, vendors and other stakeholders. Additionally, customers might defer decision making, delay orders or seek to renegotiate or terminate existing agreements.

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

Plastic products have recently faced increasingly negative public sentiment and scrutiny. In addition, foreign, state and local governments have increasingly proposed, or in some cases implemented, restrictions or bans on plastic-based products, including single-use plastics, plastic straws and utensils. Notwithstanding the fact that our bio-plastic products are intended to address many of the concerns regarding traditional petroleum-based plastics, increased regulation of, or prohibition on, the use of plastics generally, as well as negative public sentiment regarding such products, could increase the costs incurred by our customers to use such products or otherwise limit the use of these products, and could lead to a decrease in demand for the products we make or an increase in the cost of production of such products. Such a decrease in demand could adversely affect our business, operating results and financial condition.

We have determined there were material weaknesses in our internal control over financial reporting as of December 31, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

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

Based on our evaluation of the effectiveness of our internal controls for the quarter and year ended December 31, 2021, we identified a material weakness in risk assessment resulting in the following material weaknesses in internal control over financial reporting:

•
Ineffective controls over the accuracy of the quantities billed for product revenue.
•
Ineffective controls over the expense attribution for certain stock-based compensation awards.
•
Ineffective controls over the preparation and review of the tax provision, including the assignment of control operators with requisite knowledge, experience, and expertise.
•
Ineffective controls over the processing and payment of vendor invoices for certain contracts with progress billings.

We continue to evaluate steps to remediate the material weaknesses. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

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

Potential international business opportunities may expose us to additional risks.

A part of our growth strategy depends on us expanding internationally. Although sales outside of the United States account for a lesser percentage of our total net sales, we expect to increase our level of business activity outside of the United States. Some countries that present potential good business opportunities also face political and economic instability and vulnerability to infrastructure and other disruptions. Seeking to expand our business internationally exposes us to additional risks, which include foreign exchange risks and currency fluctuations, as discussed more fully below, political and economic uncertainties, changes in local business conditions and national and international conflicts. We also face the potential risks arising from staffing, monitoring and managing international operations, including the risk such activities may divert our resources and management time. In addition, compliance with the laws, regulations and taxes of multiple international jurisdictions increases our cost of doing business. International operations are subject to anti-corruption laws and anti-competition regulations, among others. For example, the United States Foreign Corrupt Practices Act and similar anti-corruption laws outside of the United States generally prohibit companies and their intermediaries from making improper payments or providing anything of value to improperly influence foreign government officials and certain others for the purpose of obtaining or retaining business, or obtaining an unfair advantage. Violations of these laws and regulations could result in criminal and civil sanctions, disrupt our business and adversely affect our brands, international expansion efforts, business and operating results.

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

An active trading market for shares of our common stock may not be sustained on a consistent basis. The public trading price for our common stock will be affected by a number of factors, including:

•
reported progress of our business and technology development, relative to investor expectations;
•
changes in earnings estimates, investors’ perceptions, recommendations by securities analysts or our failure to achieve analysts’ earnings estimates;
•
quarterly variations in our or our competitors’ results of operations;
•
general market conditions and other factors unrelated to our operating performance or the operating performance of our competitors;
•
future issuance and/or sale of our common stock or preferred stock;
•
announcements by us, or our competitors, of acquisitions, new products, significant contracts, commercial relationships or capital commitments;
•
commencement of, or involvement in, litigation;
•
any major change in our board of directors or management;
•
changes in governmental regulations or in the status of our regulatory approvals;
•
announcements related to patents issued to us or our competitors and to litigation involving our intellectual property;
•
a lack of, limited, or negative industry or security analyst coverage;
•
developments in our industry and general economic conditions;
•
short-selling or similar activities by third parties; and
•
other factors described elsewhere in these “Risk Factors.”

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

Our executive officers and directors as a group beneficially own approximately 14.6% of our outstanding common stock. As a result, these shareholders will be able to exercise a significant level of control over all matters requiring stockholder approval, including the election of directors, any amendment of our fourth amended and restated certificate of incorporation (“Certificate of Incorporation”), as amended and/or restated hereafter, and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control or changes in management and will make the approval of certain transactions difficult or impossible without the support of these shareholders.

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

•
a limited availability of market quotations for our securities;
•
a determination that our common stock is a “penny stock,” which will require brokers trading in common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for shares of our common stock;
•
a limited amount of analyst coverage; and
•
a decreased ability to issue additional securities or obtain additional financing in the future.

If we do not meet the expectations of investors or securities analysts, the market price of our securities may decline.

Fluctuations in the price of our securities could contribute to the loss of all or part of your investment. If an active market for our securities develops and continues, the trading price of our securities could be volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control. Any of the factors listed below could have a material adverse effect on your investment in our securities and our securities may trade at prices significantly below the price you paid for them. In such circumstances, the trading price of our securities may not recover and may experience a further decline.

Factors affecting the trading price of our securities may include:

•
actual or anticipated fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;
•
changes in the market’s expectations about our operating results;
•
success of competitors;
•
our operating results failing to meet the expectation of securities analysts or investors in a particular period;
•
changes in financial estimates and recommendations by securities analysts concerning Danimer or the biopolymer industry in general;
•
operating and share price performance of other companies that investors deem comparable to ours;
•
our ability to market new and enhanced products and technologies on a timely basis;
•
changes in laws and regulations affecting our business;
•
our ability to meet compliance requirements;
•
commencement of, or involvement in, litigation involving us;
•
changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;
•
the volume of our shares of common stock available for public sale;
•
any major change in our board of directors or management;
•
sales of substantial amounts of our shares of common stock by our directors, executive officers or significant stockholders or the perception that such sales could occur; and
•
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

The issuance or sale of shares of our common stock, or rights to acquire shares of our common stock, could depress the trading price of our common stock.

We may conduct future offerings of our common stock, preferred stock or other securities that are convertible into or exercisable for our common stock to finance our operations or fund acquisitions, or for other purposes. In addition, as of December 31, 2021, we have 10,589,010 shares of common stock reserved for issuance upon the exercise of outstanding options to purchase common stock issued under Legacy Danimer’s stock incentive plans, which outstanding options were assumed by the Company in connection with the Business Combination, and the Company’s 2020 Long-Term Incentive Plan (“2020 Plan”), 2,529,732 shares of common stock underlying the unvested portion of outstanding restricted stock awards made under the 2020 Plan, 3,914,525 shares of common stock reserved for issuance upon the exercise of Private Warrants, 223,052 shares of common stock reserved for future grant or issuance under the 2020 Plan and 2,566,724 shares of common stock reserved for future issuance under the Company’s 2020 Employee Stock Purchase Plan, and 125,489 shares of common stock reserved for issuance upon the exercise of outstanding Legacy Danimer non-plan options that were assumed by the Company in connection with the Business Combination. In addition to the stock options granted under our equity plans, we awarded 1,466,874 and 244,073 stock options in 2021 and 2020, respectively, as well as 95,943 performance shares in 2021 that were contingent upon an increase in the number of shares issuable under the 2020 Incentive Plan, which occurred in January 2022 when an additional 2,895,411 shares that had been reserved for future issuance under Legacy Danimer’s stock incentive plans (as adjusted by the merger consideration exchange ratio in connection with the Business Combination) were assumed under the 2020 Plan. In December 2021, we issued $240 million principal amount convertible notes (“Convertible Notes”). The initial conversion rate is 92.7085 shares of common stock per $1,000 principal amount of Convertible Notes, which represents an initial conversion price of approximately $10.79 per share of common stock. If the Convertible Notes were to be converted into common stock in their entirety using the initial conversion rate, we would issue an additional 22,250,040 shares of common stock. If we issue additional shares of our common stock or rights to acquire shares of our common stock, if any of our existing stockholders sells a substantial amount of our common stock, or if the market perceives that such issuances or sales may occur, then the trading price of our common stock may significantly decline. In addition, our issuance of additional shares of common stock will dilute the ownership interests of our existing common stockholders.

The capped call transactions may affect the value of our common stock.

In connection with our issuance of the Convertible Notes, we entered into privately negotiated capped call transactions. The capped call transactions are generally intended to reduce the potential dilution to our common stock upon any conversion of the Convertible Notes and/or offset any potential cash payments we are required to make in excess of the principal amount of converted notes, as the case may be, with such reduction and/or offset subject to a cap.

In addition, the option counterparties and/or their respective affiliates may hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions prior to the maturity of the Convertible Notes (and are likely to do so following any conversion of the Convertible Notes, any repurchase of the Convertible Notes by us on any fundamental change repurchase date, any redemption date or any other date on which the notes are retired by us, in each case if we exercise the relevant election to terminate the corresponding portion of the capped call transactions). This activity could also cause or avoid an increase or a decrease in the market price of our common stock and, to the extent the activity occurs following conversion or during any observation period related to a conversion of notes, it could affect the number of shares of common stock that convertible noteholders receive upon conversion of the Convertible Notes.

The direction or magnitude of any potential effect that the transactions described above may have on the price of our common stock, if any, is uncertain and any of such effects could adversely affect the price of our common stock.

We have incurred and will continue to incur significant increased expenses and administrative burdens as a public company, which could have an incremental adverse effect on our business, financial condition and results of operations.

We face increased legal, accounting, administrative and other costs and expenses as a public company that we did not incur as a private company. The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”), including the requirements of Section 404, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations promulgated and to be promulgated thereunder, the Public Company Accounting Oversight Board (“PCAOB”) and the securities exchanges, impose additional reporting and other obligations on public companies. Compliance with public company requirements increases costs and makes certain activities more time-consuming. A number of those requirements require us to carry out activities we have not done previously. For example, we have created new board committees and have adopted new internal controls and disclosure controls and procedures. In addition, expenses associated with SEC reporting requirements continue to be incurred. It may also continue to be more expensive to obtain director and officer liability insurance. Risks associated with our status as a public company may make it more difficult to attract and retain qualified persons to serve on our board of directors or as executive officers. The additional reporting and other obligations imposed by these rules and regulations increase legal and financial compliance costs, and the costs of related legal, accounting and administrative activities. These increased costs may require us to commit a significant amount of money that could otherwise have been used to expand the business and achieve strategic objectives. Advocacy efforts by stockholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase costs.

We no longer qualify as an “emerging growth company” within the meaning of the Securities Act.

Since the market value of our outstanding securities held by non-affiliates on June 30, 2021 exceeded $700 million, we are deemed a “large accelerated filer,” as defined by the SEC, as of January 1, 2022, and in turn we are no longer an emerging growth company, as defined in the JOBS Act. As a result, for the year ended December 31, 2021, we are subject to auditor attestation over our internal controls over financial reporting as required by Section 404(b) of the Sarbanes-Oxley Act. Compliance with Section 404(b) requires a significant amount of management's time and we have incurred expenses on information technology, process improvement, headcount additions, and consulting services in order to be in compliance with such requirements.

Furthermore, as a large accelerated filer, we will also have to file a more expansive proxy statement and be subject to shorter filing deadlines, which will require additional time and expense as well.

Our management has limited experience in operating a public company.

Our executive officers have limited experience in the management of a publicly traded company. Our management team may not successfully or effectively manage our continued transition to a public company that is subject to significant regulatory oversight and reporting obligations under federal securities laws. Their limited experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage in that it is likely that an increasing amount of their time may be devoted to these activities which will result in less time being devoted to our management and growth. We may not have adequate personnel with the appropriate level of knowledge, experience and training in the accounting policies, practices or internal controls over financial reporting required of public companies in the United States. The development and implementation of the standards and controls necessary for us to achieve the level of accounting standards required of a public company in the United States may require costs greater than expected. It is possible that we will be required to expand our employee base and hire additional employees to support our operations as a public company which will increase our operating costs in future periods.

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

Our Certificate of Incorporation authorizes the issuance of 200,000,000 shares of common stock, and 10,000,000 shares of preferred stock, in each case, par value $0.0001 per share. We may issue a substantial number of additional shares of common stock or shares of preferred stock under an employee incentive plan. The issuance of additional common stock or preferred shares:

•
may subordinate the rights of holders of common stock if one or more classes of preferred stock are created, and such preferred shares are issued, with rights senior to those afforded to common stock; and
•
could cause a change in control if a substantial number of shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors.

Our Certificate of Incorporation provides, subject to limited exceptions, that the courts of the State of Delaware will be the sole and exclusive forum for certain stockholder litigation matters, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or stockholders.

Our Certificate of Incorporation requires, to the fullest extent permitted by law, that derivative actions brought in our name, actions against directors, officers and employees for breach of fiduciary duty and other similar actions may be brought in the state courts in the State of Delaware or, if no state court located within the State of Delaware has jurisdiction, the federal district court for the District of Delaware. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and consented to the forum provisions in our Certificate of Incorporation. In addition, our Certificate of Incorporation provides that this choice of forum does not apply to any complaint asserting a cause of action under the Securities Act and the Exchange Act. Finally, our Certificate of Incorporation provides that federal district courts of the United States will be the exclusive forum for the resolution of any complaint asserting a cause of action under the Securities Act or the Exchange Act.

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

This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other employees or stockholders, which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the choice of forum provision contained in the Certificate of Incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results, and financial condition.

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

Techniques employed by short sellers may drive down the market price of our common stock and/or spur litigation or regulatory action.

Short selling is the practice of selling securities that a seller does not own but rather has borrowed from a third party with the intention of buying identical securities back at a later date to return to the lender. Short sellers hope to profit from a decline in the value of the securities between the sale of the borrowed securities and the purchase of the replacement securities, as short sellers expect to pay less in that purchase than they received in the sale. As it is in short sellers’ interest for the price of the security to decline, many short sellers publish, or arrange for the publication of, negative opinions and allegations regarding the relevant issuer and its business prospects in order to create negative market momentum and generate profits for themselves after selling a security short. These short attacks have, in the past, led to selling of shares in the market.

We have had instances where we have been the subject of negative publicity campaigns based on incomplete, outdated or misunderstood information. We do not believe there is any merit to these campaigns and we believe that their sole purpose was to benefit the short sellers of our securities. Furthermore, we believe that our responses to such campaigns, together with the substantial amount of publicly available information about us, sufficiently demonstrate the lack of merit of each claim. It is not clear what long-term effect such negative publicity could have on us and/or whether we will continue to be subject to short seller attacks from time to time in the future. If we were to become the subject of any additional unfavorable allegations, whether such allegations are proven to be true or untrue, we may have to expend a significant amount of resources to investigate such allegations and/or defend ourselves. While we would prefer to strongly defend against any such short seller attacks, we may be constrained in the manner in which we can proceed against the relevant short sellers by principles of freedom of speech, applicable state law or issues of commercial confidentiality. Such a situation could be costly and time-consuming, and could divert management’s attention from our day-to-day operations. Even if such allegations are ultimately proven to be groundless, allegations against us could severely impact the market price of our common stock and our business operations.

We believe that the several previously disclosed class action securities claims, the first of which was filed against us on May 14, 2021, are a result of these short seller reports. Prior thereto, on May 5, 2021, we received a letter from the Atlanta regional office of the SEC, in connection with a non-public, fact-finding inquiry, requesting that the Company voluntarily produce certain specified information. On July 14, 2021, we timely and voluntarily produced the information requested by the SEC. On January 26, 2022, we received a follow-up request from the SEC for additional documents and information. We intend to fully comply with this and any subsequent requests we may receive.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters, primary research facility, PLA reactive extrusion plant, tolling operation and our PHA demonstration plant are located in Bainbridge, GA, in approximately 200,000 square feet. Our PHA commercial production facility is located in Winchester, Kentucky in approximately 80,000 square feet.

The triple net lease under which we lease these properties, except for the PLA reactive extrusion plant we own, has an initial term through December 31, 2038 with four optional renewal terms of five years each.

Novomer’s 26,230 square feet offices are located in Rochester, NY, which we are leasing through June 30, 2028 and which contains one optional renewal term of five years.

ITEM 3. LEGAL PROCEEDINGS

Please refer to Note 19 to the Consolidated Financial Statements for information regarding material legal proceedings.

In the ordinary course of business, we may be a party to various other legal proceedings from time to time.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Certain Information Regarding the Trading of Our Common Stock

Our Common Stock currently trades under the symbol “DNMR” on the New York Stock Exchange (“NYSE”). Through December 29, 2020, our common stock, Units, and Warrants were traded under the symbols “LOAK”, “LOAK-U”, and “LOAK-WS”, respectively, and these securities commenced public trading effective May 5, 2020. Upon the consummation of the Business Combination, we separated our Units into their component units of one share of common stock and one-half warrant. On December 30, 2020, our Warrants began trading on the NYSE under the symbol “DNMR-WS”. We redeemed these Warrants on June 16, 2021, after which trading ceased.

Holders of Our Common Stock

As of March 7, 2022, there were approximately 275 holders of record of shares of our common stock. These amounts do not include stockholders for whom shares are held in “nominee” or “street” name.

Recent Sales of Unregistered Equity Securities

During the year ended December 31, 2021, we did not issue or sell any unregistered securities except as previously disclosed in our Current Report on Form 8-K (Commission File No. 001-39280) filed on December 21, 2021.

Issuer Purchases of Equity Securities

During the quarter ended December 31, 2021, 210,689 shares were surrendered to us in connection with our payment of the tax withholding obligations of participants in connection with the partial vesting of their restricted stock awards.

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

On December 29, 2020, the registrant, Live Oak Acquisition Corp. (“Live Oak”), merged with and into Legacy Danimer, with Legacy Danimer surviving as the surviving company (“Business Combination”) and as a wholly owned subsidiary of Live Oak, and changed its name from Live Oak Acquisition Corp. to Danimer Scientific, Inc. (“Danimer”). Live Oak Acquisition Corp. (“Live Oak”) was incorporated in the State of Delaware on May 24, 2019 as a special purpose acquisition company formed for the purpose of effecting a business combination with one or more businesses. Live Oak completed its initial public offering in May 2020.

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

Overview

We are a performance polymer company specializing in bioplastic replacement for traditional petroleum-based plastics. We bring together innovative technologies to deliver biodegradable bioplastic materials to global consumer product companies. We believe that we are the only commercial company in the bioplastics market to combine the production of a base polymer along with the reactive extrusion capacity in order to give customers a “drop-in” replacement for a wide variety of petroleum-based plastics. We derive our revenue from product sales of PLA- and PHA-based resins as well as from services such as R&D and tolling.

PHA-based Resins: We are a leading producer of polyhydroxyalkanoate (“PHA”), a biodegradable plastic alternative, which we sell under the proprietary Nodax brand name, for use in a wide variety of plastic applications including straws and food containers, among other things. We make Nodax through a fermentation process where bacteria consume vegetable oil and make PHA within their cell walls as energy reserves. We harvest the PHA from the bacteria, then purify and filter the bioplastic before forming the PHA into pellets, which we combine with other inputs using a reactive extrusion process to manufacture formulated finished product. PHAs are a complete replacement for petroleum-based plastics where the convertors do not have to purchase new equipment to switch to the new biodegradable plastic. Utilizing PHA as a base resin significantly expands the number of potential applications for bioplastics in the industry and enables us to produce resin that is not just compostable, but also fully biodegradable.

We recently began making PHA on a commercial scale. In December 2018, we acquired a fermentation facility in Winchester, Kentucky (“Kentucky Facility”). We embarked on a two-phase commissioning strategy for the Kentucky Facility. Phase II construction is underway with production expected to commence in the second quarter of 2022, which will expand the capacity of the plant by 45 million pounds of finished product, bringing total plant capacity up to 65 million pounds of finished product per year. We have invested approximately $114 million of the approximate budgeted $128 million, in the Phase II expansion through December 31, 2021, excluding pre-engineering costs, capitalized interest and internal labor and overhead.

In November 2021, we broke ground for the construction of a PHA plant in Bainbridge, Georgia ("Greenfield Facility") that would require a capital investment of approximately $500 million to $612 million with a planned annual production capacity of approximately 125 million pounds of finished product. Through December 31, 2021, we have invested approximately $77 million in the Greenfield Facility, excluding capitalized interest and internal labor. We may add additional capacity to the Greenfield Facility at a future date.

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

PLA-based Resins: Since 2004, we have been producing proprietary plastics using a natural plastic called polylactic acid (“PLA”) as a base resin. PLA has limited functionality in its unformulated, or “neat,” form. We purchase PLA and formulate it into bioplastic resins by leveraging the expertise of our chemists and our proprietary reactive extrusion process. Our formulated PLA products allow many companies to begin to use renewable and compostable plastics to meet their customers’ growing sustainability needs. We were the first company in the world to create a bioplastic suitable for coating disposable paper cups to withstand the temperatures of hot liquids such as coffee. We have expanded our product portfolio and now supply customers globally.

Research and Development and Other Services: Our technology team partners with global consumer product companies to develop custom biopolymer formulations for specific applications. R&D contracts are designed to develop a formulated resin using PHA, PLA and other biopolymers that can be run efficiently on existing conversion equipment. We expect successful R&D contracts to culminate in supply agreements with the customers. Our R&D services not only provide revenue but also a pipeline of future products.

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

Factors Impacting Our Revenue

We derive our revenue from product sales of PHA- and PLA-based resins as well as from services such as R&D and tolling.

Our product revenue is significantly impacted by our ability to continue to successfully scale the Kentucky Facility for commercial production of PHA. The completion of Phase II of the Kentucky Facility will significantly increase our capacity to produce PHA, which is in high demand by our customers. Using our PHAs as base resin significantly expands the number of potential applications for bioplastics and also enables us to produce a resin that is not just compostable, but also fully biodegradable. Since we just recently introduced our PHA on a commercial scale, our product revenues are also impacted by the timing and success of customer trials as well as product degradation testing and certifications. Our product revenue from PLA-based resins is primarily impacted by the effective launch of new product offerings in new markets by our customers as well as the ability of our suppliers to continue to grow their production capacity of neat PLA. Finally, our product revenue is impacted by our ability to deliver biopolymer formulations that can be efficiently run on customer conversion equipment and meet customer application specifications and requirements.

We have a fairly low number of customers. In 2021, we had two customers that each accounted for more than 10% of total revenue and collectively represented 35% of total revenue. In 2020, we had three such customers that collectively represented 58% of total revenue.

Our service revenue is primarily impacted by the timing of, and execution against, customer contracts. Research and development services generally involve milestone-based contracts to develop PHA-based solutions designed to a customer’s specifications. Upon the completion of research and development contracts, customers generally have the option to enter into long-term supply agreements with us for the developed product solutions. Our ability to grow our service revenue depends on our ability to achieve a track record of developing successful biopolymer formulations for our customers and our ability to effectively transition those customer formulations to commercial scale production.

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

Research and development expense

Research and development expense includes salaries, stock-based compensation, third-party consulting and testing fees, and rent and related facility expenses directly attributable to research and development activities not associated with revenue generating service projects.

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

Although our revenue has continued to grow during the ongoing global pandemic, we believe that some of our customers have deferred decision making and commitments regarding future orders and new contracts. The global pandemic has also resulted in elevated shipping costs as well as delays in performing trials with new customers and obtaining certification for new products. During this period and especially prior to the merger, we have delayed certain capital expenditures in order to conserve financial resources, resulting in a slower than expected scale up of the Kentucky Facility. We have not observed any material impairments of our assets or a significant change in the fair value of assets due to the COVID-19 pandemic.

For additional information on risk factors that could impact our results, please refer to “Risk Factors” located elsewhere in this Report.

Current Developments

During our fiscal year, we made further inroads in our mission to create biodegradable consumer packaging and other products which address the global plastics waste crisis, building on our team’s many accomplishments since we became a public company in late 2020 by:

•
Acquiring and integrating Novomer;
•
Continuing Phase II of the expansion of our Kentucky Facility on track for completion by Q2 2022;
•
Negotiating development and supply agreements with Mars and Total Corbion PLA;
•
Breaking ground on the Greenfield Facility; and
•
Issuing $240 million of convertible notes to assist with funding capital expenditures.

Critical Accounting Policies

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the reported periods. The more critical accounting estimates include estimates related to revenue recognition, stock-based compensation, leases and business combinations. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results, which are described in Note 2 to our Consolidated Financial Statements.

Revenue Recognition

We recognize revenue from product sales and services in accordance with FASB ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). Under ASC 606, we recognize revenue when our customer obtains control of promised goods or services, in an amount that reflects the consideration that we expect to receive in exchange for those goods or services. At contract inception, we assess the goods or services promised within each contract and determine which are performance obligations and assess whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

We derive our revenues from: 1) product sales of compostable resins; and 2) research and development (R&D) services related to developing customized formulations of biodegradable resins based on PHA as well as tolling revenues.

We generally produce and sell finished products and we typically recognize revenue for these sales upon shipment. Due to the highly specialized nature of our products, returns are infrequent, and therefore we do not estimate amounts for sales returns and allowances. We offer a standard quality assurance warranty related to the fitness of our finished goods. There are no forms of variable consideration such as discounts, rebates, or volume discounts that we estimate to reduce our transaction price.

R&D service revenues generally involve milestone-based contracts under which we work with a customer to develop a PHA-based specific solution designed to the customer’s specifications, which may involve a single or multiple performance obligations. When an R&D contract has multiple performance obligations, we allocate the transaction price to the performance obligations utilizing a cost-plus approach to estimate the stand-alone selling price, which contemplates the level of effort to satisfy the performance obligations, and then allocate the transaction price to each of the performance obligations based on the relative percentage of the stand-alone selling price. We recognize revenue for these R&D services over time with progress based on personnel hours incurred to date as a percentage of total estimated personnel hours for each performance obligation identified within the contract. Upon completion of the R&D services, the customers have an option to enter into long-term supply agreements with us for the product(s) that were developed within the respective contracts. We concluded these customer options were marketing offers, not separate performance obligations, since the options did not provide a material right to any of our customers.

Stock-based Compensation

We have granted stock-based awards to employees with vesting requirements based on duration of service only, a combination of market-based and service-based conditions, and a combination of performance-based and service-based conditions. We recognize expense associated with service-based only condition awards on a straight-line basis over the requisite service period. We recognize expense associated with awards with market-based or performance-based vesting conditions on a straight-line basis over the longest of the explicit, implicit or derived service period term of the award.

We use a Black-Scholes option pricing model to value stock option awards and we value for restricted stock awards without a market-based component at the price of our common stock. For awards with a market-based component, we use a Monte Carlo simulation. Instruments that may be settled in cash are recorded as liabilities and are revalued each period. All other instruments qualify as equity and are valued only at the grant date. For more information about our methods of valuation, see Note 3 to the Consolidated Financial Statements.

We record the effects of forfeitures as they occur.

Leases

We account for leases in accordance with ASC 842, Leases, and we determine if an arrangement is a lease at inception. We record right-of-use assets and lease liabilities for operating leases based on the present value of the future lease payments over the lease term at commencement date. As most of the leases do not provide a readily determinable rate implicit in the lease, we use our incremental borrowing rate based on the information available at commencement date, such as rates recently offered to us by lenders on proposed borrowings, in determining the present value of future payments. Our lease terms may include options to extend or terminate the lease, typically at our own discretion. We evaluate the renewal options at commencement and if they are reasonably certain of exercise, we include the renewal period in the lease term.

Business Combinations

We recognize assets acquired and liabilities assumed at their estimated acquisition date fair values, with the excess of purchase price over the estimated fair values of identifiable net assets recorded as goodwill. Assigning fair values may require us to make significant estimates and assumptions regarding the fair value of identifiable intangible assets, property, plant and equipment, or other assets or liabilities. We may refine these estimates if necessary over a period not to exceed one year by taking into consideration new information that, if known at the acquisition date, would have affected the fair values recognized for assets acquired and liabilities assumed.

Significant estimates and assumptions are used in estimating the value of acquired identifiable intangible assets, including estimating future cash flows based on forecasted revenues and EBITDA margins that we expect to generate following the acquisition and applying an appropriate discount rate to estimate a present value of those cash flows and determining their useful lives. These assumptions are forward-looking and their realization will be affected by future economic and market conditions.

Recent Accounting Pronouncements

A discussion of recently issued accounting standards applicable to us is included in Note 2 to our Consolidated Financial Statements.

Consolidated Results of Operations for the Years Ended December 31, 2021 and 2020

	Years Ended December 31,
(in thousands)	2021	2020	Change
Revenue:
Products	$50,769	$40,692	$10,077
Services	7,980	6,641	1,339
Total revenue	58,749	47,333	11,416
Cost of revenue	57,865	35,876	21,989
Gross profit	884	11,457	(10,573)
Gross profit percentage	1.5%	24.2%
Operating expense:
Selling, general and administrative	80,004	19,343	60,661
Research and development	20,270	7,851	12,419
(Gain) loss on sale of assets	82	(9)	91
Total operating expense	100,356	27,185	73,171
Loss from operations	(99,472)	(15,728)	(83,744)
Nonoperating (expense) income:
Gain on remeasurement of private warrants	27,767	3,720	24,047
Interest, net	(763)	(2,080)	1,317
Gain on forgiveness of debt	1,776	5,266	(3,490)
Loss on loan extinguishment	(2,604)	-	(2,604)
Other, net	(44)	(31)	(13)
Total nonoperating (expense) income:	26,132	6,875	19,257
Loss before income taxes	(73,340)	(8,853)	(64,487)
Income taxes	13,233	-	13,233
Net loss	$(60,107)	$(8,853)	$(51,254)

Revenue

Revenue in 2021 increased 24% as compared to 2020, driven by a year-over-year increase in product revenue of 25%. Shipment volume in 2021 as compared to 2020 increased 17% and our weighted average selling price increased 6% for the same periods. This increase in product revenue was attributable to an increase in PHA-based product sales of $16.3 million, which was partially offset by a decrease in PLA-based product sales of $6.2 million. This increase in PHA-based product sales was the result of the continued increase of production capacity at our Kentucky Facility. The decrease in PLA-based product sales was primarily the result of some of our PLA customers deciding to increase their inventory levels in 2020 to protect against potential supply chain disruptions that might arise due to the spread of the COVID-19 virus. Once these higher inventory levels were achieved, certain of these customers slowed their orders beginning in the fourth quarter of 2020 and continuing for much of 2021. The 2021 increase in service revenue as compared to 2020 relates primarily to increased revenue from research and development contracts as we continue to address customer demand for new applications by expanding our capacity in this area by adding personnel and equipment.

We had two customers that accounted for 35% of total revenue during 2021, as compared to three customers that accounted for 58% of total revenue during 2020.

Cost of revenue and gross profit

Cost of revenue in 2021 increased 61% compared to 2020. The increase in cost of revenue is primarily a result of the cost of PHA-based products representing a significantly larger portion of our total cost of revenue during 2021 than in 2020. The average cost per pound of PHA-based products sold in 2021 was significantly higher than that of PLA-based products due to (1) increasing depreciation costs as we placed additional PHA production capacity in service and (2) elevated per-unit fixed-cost absorption at our Kentucky Facility as we ran these new assets at less than full capacity while scaling up production. Included in the increase in cost of revenue was a $4.4 million increase in depreciation expense and a $0.5 million increase in rent expense. We anticipate that our per-unit fixed-cost absorption will improve as rent, depreciation and other fixed costs become a smaller portion of our overall cost of revenue, as PHA production output at the Kentucky Facility continues to increase.

Operating expense

The increase in selling, general and administrative expense in 2021 as compared to 2020 was due primarily to an increase in stock-based compensation expense of $45.5 million, which was primarily related to equity awards that were granted in conjunction with the Business Combination. Also contributing to this increase were $3.2 million in legal fees incurred to support our transition to becoming a publicly-traded company, our acquisition of Novomer in August 2021 and our defense against ongoing litigation; $2.6 million in other Novomer deal-related expenses; an increase of $1.8 million in accounting and auditing fees representing costs incurred to address the financial reporting requirements of becoming a public company; a $2.4 million increase in property and other insurance costs associated with our growing asset base; increases in compensation and benefits related to hiring additional finance and administrative staff; and incremental operating expenses arising from the inclusion of Novomer in our results starting in mid-August 2021. The increase in research and development expense year over year was primarily attributed to increases in stock-based compensation expense of $6.8 million primarily related to equity awards granted in conjunction with the Business Combination, $3.7 million of incremental R&D expenses attributable to Novomer's operations (inclusive of depreciation and amortization), and increased compensation and benefits costs of $1.9 million related to additional headcount in the research and development areas.

Gain on remeasurement of private warrants

The gains on remeasurement of private warrants primarily reflect “mark-to-market” adjustments reflecting the change in the price of our common stock during each year. The 2020 gain is based on the change in the price of our common stock between the Business Combination date of December 29, 2020 and December 31, 2020.

Interest, net

Net interest expense in 2021 decreased by $1.3 million as compared to 2020. Interest expense decreased primarily due to the payoff of the 2019 Term Loan in January 2021, the settlement of convertible notes into equity in December 2020, and the extinguishment of certain loans issued in connection with the New Market Tax Credit program. This decrease was partially offset by capitalized interest declining to $0.6 million in 2021 from $3.7 million in 2020. The interest capitalization primarily relates to the purchase, modification and installation of machinery and equipment at the Kentucky Facility and declined due to a reduction in debt balances when comparing the annual periods.

Gain on forgiveness of debt and loss on extinguishment of debt

During 2021, we recognized a loss of $2.6 million due to the write-off of unamortized debt issuance costs and prepayments and other fees related to the voluntary pay off of our 2019 Term Loan balance, which was partially offset by the $1.8 million gain recognized from the forgiveness of our PPP Loan. During 2020, we recognized a gain of $5.3 million on the extinguishment of New Markets Tax Credit (“NMTC”) loans, as further described in Note 9 of our Consolidated Financial Statements.

Income taxes

In 2021, we recorded significant deferred tax liabilities in connection with the acquisition of Novomer. As a result, we expect to realize certain of our deferred tax assets to offset these liabilities and we have released the valuation allowance associated with these deferred tax assets. This release of valuation allowance has been recorded as a tax benefit of $13.2 million in the current period. Other than the release of the valuation allowance related to the Novomer acquisition, we continued to maintain a full valuation allowance against our net deferred tax assets due to the uncertainty surrounding realization of such assets. There have been no significant changes in estimated uncertain tax benefits as of December 31, 2021. In 2020, we had no income tax expense or benefit since we were maintaining a full valuation allowance against our net deferred tax assets. Our effective tax rates differed from the federal statutory rate of 21% due to our net loss position and maintaining a full valuation allowance, other than as noted in connection with the acquisition of Novomer in the current period.

Net loss

The increase in net loss in 2021 as compared to 2020 was primarily attributable to the stock-based compensation expenses and the lower gross profit as discussed above, partially offset by the larger gain on remeasurement of the private warrants and the 2021 income tax benefit of $13.2 million.

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

Management’s Discussion and Analysis comparing the results for the year ended December 31, 2020 to the results for the year ended December 31, 2019 can be found in our Form 10-K/A for the year ended December 31, 2020.

Liquidity and Capital Resources

Our primary sources of liquidity are equity issuances and debt financings. We had accumulated deficits of $118.9 million and $58.8 million at December 31, 2021 and 2020, respectively. As of December 31, 2021, we had $286.5 million in cash and cash equivalents and working capital of $296.9 million. As of December 31, 2020, we had $377.6 million in cash and cash equivalents and working capital of $351.9 million. While we believe we have developed an ongoing source of revenue that will be sufficient to cover our ongoing operating costs, we are currently experiencing a period of significant capital expenditures resulting from the ongoing expansion and construction of our manufacturing and production facilities.

Excluding pre-engineering costs, capitalized interest and internal labor and overhead, we have invested $113.6 million in the Phase II expansion through December 31, 2021. In total, we expect to invest approximately $128 million for the Phase II expansion by the time it is completed. We broke ground on our Greenfield Facility construction ahead of schedule in November 2021 and started placing orders for long-lead time equipment items to mitigate the impacts of ongoing inflation and delivery delays that may result from global supply chain challenges. As of December 31, 2021, we have invested $77.1 million of capital for the Greenfield Facility. The completion of the Greenfield Facility is contingent upon receiving additional financing. We believe we have adequate liquidity to fund our operations for the next twelve months.

2021 Debt Financings

3.25% Convertible Senior Notes

On December 21, 2021, we issued $240 million principal amount 3.250% Convertible Senior Notes due 2026 (“Notes”) and governed by an indenture (“Indenture”).

The Notes are our senior, unsecured obligations and are (i) equal in right of payment with our existing and future senior, unsecured indebtedness; (ii) senior in right of payment to our existing and future indebtedness that is expressly subordinated to the Notes; (iii) effectively subordinated to our existing and future secured indebtedness, to the extent of the value of the collateral securing that indebtedness; and (iv) structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables.

The Notes accrue interest at a rate of 3.250% per annum, payable semi-annually in arrears on June 15 and December 15 of each year, beginning on June 15, 2022. The Notes will mature on December 15, 2026. Before June 15, 2026, noteholders have the right to convert their Notes only upon the occurrence of certain events. Starting on June 15, 2026, noteholders may elect to convert their Notes at any time until the close of business on December 11, 2026. We will settle conversions by paying or delivering, as applicable, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election. The initial conversion rate is 92.7085 shares of common stock per $1,000 principal amount of Notes, or approximately $10.79 per share of common stock. The conversion rate and conversion price will be subject to customary adjustments upon the occurrence of certain events. In addition, if certain corporate events that constitute a “Make-Whole Fundamental Change” (as defined in the Indenture) occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time.

The Notes will be redeemable at our option between December 19, 2024, and October 20, 2026, but only if certain liquidity conditions are satisfied and the last reported sale price per share of our common stock exceeds 130% of the conversion price on (i) each of at least 20 trading days during the 30 consecutive trading days ending on the trading day before the date we send the related redemption notice; and (ii) the trading day immediately before the date we send such notice. However, we may not redeem less than all of the outstanding notes unless at least $100.0 million aggregate principal amount of notes are outstanding and not called for redemption as of the time we send the related redemption notice. The redemption price will be a cash amount equal to the principal amount of the Notes to be redeemed, plus any accrued interest. In addition, calling any Note for redemption will constitute a Make-Whole Fundamental Change with respect to that Note, in which case the conversion rate applicable to the conversion of that Note will be increased in certain circumstances.

Capped Calls

Also in December 2021, in connection with the Notes, we purchased capped calls (“Capped Calls”) with certain well-capitalized financial institutions for $35 million. The Capped Calls were structured to partially offset the increase in the outstanding number of shares of our common stock should we settle the Notes in shares, or to reduce the net cash outlay required should we settle the Notes in cash. The Capped Calls are call options that permit us, at our option, to require the counterparties to deliver to us shares of our common stock.

The number of shares to be delivered upon such exercise is dependent on the market value of our common stock at the time of exercise, subject to a cap initially equal to $16.92, and an initial strike price of $10.79 per share. The cap and strike price are subject to adjustment in response to specified changes in our capitalization such as stock splits. Considering these unadjusted figures and assuming a cash settlement of the principal amount of the Notes upon a conversion, if we settle the incremental value of the Notes upon conversion with shares when the market price (as measured according to the terms of the Capped Call) of our common stock is between $10.79 and $16.92, we will be able to call shares equal to the number of incremental shares issuable under the Notes. If such stock price is less than that, then the Capped Calls are “out of the money” and we would not exercise them. To the extent such stock price is greater than $16.92, we would be unable to call enough shares under the Capped Calls to entirely offset the number of incremental shares to be issued by us. We may net-settle the Capped Calls and receive cash instead of shares, and the Capped Calls have an outside expiration date of April 12, 2027.

2020 Debt Financings

In January and August of 2020, we issued convertible notes for an aggregate principal amount of $2.7 million. During 2020, these notes were converted to 195,069 shares of Legacy Danimer stock, which was then converted to 1,686,507 shares of our common stock on December 29, 2020.

In April 2020, we received $1.8 million in funds under the Paycheck Protection Program (“PPP Loan”). In connection with the Business Combination, proceeds at closing were deposited into an escrow account to fully fund repayment of this loan. During 2021, our PPP Loan was forgiven and we received the escrow balance, net of associated fees, of $1.8 million and recognized a gain of $1.8 million. See Note 12 to our Consolidated Financial Statements.

2019 Debt Financings

In March 2019, we entered into a credit agreement (“2019 Term Loan”) for a $30 million term loan maturing on October 13, 2023. On January 29, 2021, we terminated the 2019 Term Loan by paying the outstanding principal amount of $27.0 million, a prepayment fee of $0.5 million and $0.2 million in accrued interest.

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

In April and November 2019, we entered into financing arrangements under the NMTC program with various unrelated third-party financial institutions (individually and collectively referred to as “Investors”) in the amounts of $9.0 million and $12.0 million, respectively. Proceeds of these NMTC notes were primarily used to purchase and install new equipment at our facilities in Bainbridge, Georgia, and Winchester, Kentucky. We make interest-only payments on a quarterly basis with interest calculated annually at 1.96% on the $9.0 million note and under the same terms at a rate of 1.06% on the $12.0 million note. As further described in Note 9 to our Consolidated Financial Statements, these arrangements also include a put/call feature which becomes enforceable at the end of the seven-year compliance periods whereby we may be obligated or entitled to repurchase the Investor’s interests in each of the Investment Funds for a nominal amount or fair value. We believe the Investors will exercise their put options at the end of the compliance periods for each of the transactions for nominal amounts, which would result in the extinguishment of these NMTC notes payable and a corresponding gain.

2021 Equity Issuances

At December 31, 2020, there were 16,000,000 outstanding warrants to purchase shares of our common stock. Each warrant entitled the holder to purchase one share of our common stock at a price of $11.50. During 2021, warrant holders exercised 12,033,169 warrants. Net of fees, we collected $138.2 million in connection with these exercises.

2020 Equity Issuances

During the year ended December 31, 2020, we sold 516,763 shares of Legacy Danimer common stock for $32.5 million, net of issuance costs. In addition, 184,587 Legacy Danimer employee and nonemployee stock options were exercised for aggregate proceeds of $5.5 million. In connection with the Business Combination, we realized net proceeds after transaction costs of approximately $381 million.

Cash Flows for 2021 and 2020

The following table summarizes our cash flows from operating, investing and financing activities:

	Years Ended December 31,
(in thousands)	2021	2020
Net cash used in operating activities	$(62,963)	$(13,797)
Net cash used in investing activities	$(336,168)	$(38,259)
Net cash provided by financing activities	$306,202	$422,675

Cash flows from operating activities

Net cash used in operating activities was $63.0 million during the year ended December 31, 2021 compared to net cash used in operating activities of $13.8 million during the comparable period for 2020. The period-to-period change was primarily attributable to the decline in gross profit related to the scale up of the Kentucky Facility, an increase in operating expenses between the periods, and a $21.7 million increase in cash used to fund changes in working capital.

Cash flows from investing activities

For the year ended December 31, 2021, we used $336.2 million in investing activities which compares to $38.3 million used in investing activities for the year ended December 31, 2020. This increase was due to spending $151.2 million, net of cash acquired, for the acquisition of Novomer, as well as spending $185.4 million on purchases of property, plant and equipment in 2021 as compared to $38.3 million in 2020. The increase in purchases of property, plant and equipment was related to capital expenditures incurred in conjunction with the Phase II expansion of the production capacity of our Kentucky Facility and beginning construction of the Greenfield Facility. Through December 31, 2021, we incurred $113.6 million of approximately $128 million planned for the Phase II expansion project and $77.1 million of the $500 million to $612 million planned for the Greenfield Facility.

Cash flows from financing activities

For 2021, net cash provided by financing activities was $306.2 million, which consisted primarily of:

•
Proceeds of $240.2 million from the issuance of the Notes, offset by $35.0 million used to purchase capped call options
•
Proceeds of $138.2 million from exercise of our publicly-traded warrants
•
Principal payments on long-term debt of $27.2 million, primarily driven by the voluntary repayment of the 2019 Term Loan in the amount of $27 million
•
Payment of debt issuance costs, primarily related to the Notes, of $10.4 million.

For 2020, net cash provided by financing activities was $422.7 million, which consisted primarily of:

•
Proceeds of $382.1 million from the Business Combination and PIPE offering, net of cash transaction costs
•
Proceeds of $32.5 million from sales of common stock, net of issuance costs
•
Proceeds from the exercise of stock options of $5.5 million
•
Proceeds of $4.5 million from long-term debt

Material Cash Requirements

We enter into a variety of contractual obligations in addition to capital expenditures as part of our normal operations. As of December 31, 2021, we have (i) debt obligations related to our $240.0 million Convertible Notes which mature in 2026 and other non-NMTC debt obligations of $10.9 million, which include cash principal and interest payments through 2026, (ii) operating and finance lease obligations that total $58.1 million in cash payments through 2038, and (iii) purchases related to our capital projects for engineering services, construction services, construction materials and equipment purchases of approximately $72.5 million which we will incur during 2022 and 2023. We expect to fund these cash requirements from cash on hand.

Off-balance Sheet Arrangements

At December 31, 2021, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Currently we do not engage in off-balance sheet financing arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Under SEC rules and regulations, because we are considered to be a “smaller reporting company”, we are not required to provide the information required by this item in this report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See financial statements included in Item 15, “Exhibits, Financial Statement Schedules,” of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (“Certifying Officers”) carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of December 31, 2021. Our Certifying Officers concluded that, as a result of the material weaknesses in internal control over financial reporting as described below, our disclosure controls and procedures were not effective as of December 31, 2021. Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

In light of the material weaknesses described below, management performed additional analyses and other procedures to ensure that our Consolidated Financial Statements were prepared in accordance with U.S. GAAP. Accordingly, management believes that the Consolidated Financial Statements included in this Annual Report fairly present, in all material respects, our financial position, results of operations, and cash flows as of and for the periods presented in accordance with U.S. GAAP.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act.

The Company acquired Novomer, Inc. (“Novomer”) during 2021, and management excluded Novomer from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, Novomer’s internal control over financial reporting associated with 20% of total assets and less than 1% of total revenues included in the Consolidated Financial Statements of the Company as of and for the year ended December 31, 2021.

Management, under the supervision and with the participation of the Certifying Officers, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework

(2013). Based on this assessment, we identified a material weakness in risk assessment resulting in the following material weaknesses in internal control over financial reporting as of December 31, 2021:

•
Ineffective controls over the accuracy of the quantities billed for product revenue.
•
Ineffective controls over the expense attribution for certain stock-based compensation awards.
•
Ineffective controls over the preparation and review of the tax provision, including the assignment of control operators with requisite knowledge, experience, and expertise.
•
Ineffective controls over the processing and payment of vendor invoices for certain contracts with progress billings.

Except for the control deficiency over the accuracy of the quantities billed for product revenue, for which no adjustment was required, the other control deficiencies resulted in misstatements that were corrected prior to the issuance of the Consolidated Financial Statements. Because these particular control deficiencies create a reasonable possibility that a material misstatement to the Consolidated Financial Statements would not be prevented or detected on a timely basis, we concluded that the control deficiencies represent material weaknesses and in turn that our internal control over financial reporting was not effective as of December 31, 2021.

Management’s Remediation Plans

Management remains committed to operating effective internal controls over financial reporting and plans to remediate the identified material weaknesses by enhancing its risk assessment process and by taking the following specific actions:

•
Designing and enhancing procedures, and automated controls related to the accuracy of the quantities billed for product revenue.
•
Designing and enhancing controls over determining appropriate expense attribution for certain stock-based compensation awards.
•
Designing and enhancing controls over the preparation and review of the income tax provision, including the involvement of individuals with requisite knowledge, experience, and expertise.
•
Designing and enhancing controls over processing and paying vendor invoices for certain contracts with progress billings.

These remediation actions have been reported to and are overseen by the Audit Committee. Management believes these measures will remediate the material weaknesses and strengthen internal control over financial reporting. Management is currently assessing the design and operating effectiveness of the revised and new controls and will not consider these material weaknesses to have been remediated until these controls operate effectively for sufficient periods of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control over Financial Reporting

Except as related to the material weaknesses described above, there have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the Company’s fourth fiscal quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Danimer’s directors and executive officers and their ages as of March 7, 2022 are as follows:

Name	Age	Position
Executive Officers
Stephen E. Croskrey*	62	Chief Executive Officer, Director and Chairman of the Board
John A. Dowdy, III	49	Chief Financial Officer
Phillip Van Trump	45	Chief Science & Technology Officer
Michael Smith	53	Chief Operating Officer
Scott Tuten	46	Chief Marketing & Sustainability Officer

Non-Employee Directors
John P. Amboian(1)(3)	60	Director
Richard J. Hendrix(2)	56	Director
Christy Basco(1)	55	Director
Philip Gregory Calhoun(2)	59	Director
Gregory Hunt(1)	65	Director
Dr. Isao Noda(3)	71	Director
Stuart Pratt*	76	Director

* Due to the nature of the relationship these directors have with Danimer, they are deemed to not be independent directors.

(1) Member of the audit committee.

(2) Member of the compensation committee.

(3) Member of the nominating and corporate governance committee.

Executive Officers

Stephen E. Croskrey. Mr. Croskrey has served as chairman of the Board and chief executive officer of Danimer since December 2020. From February 2016 through the Business Combination, Mr. Croskrey was chief executive officer and a member of the board of directors of Legacy Danimer. Mr. Croskrey is a business leader with over 30 years of experience in overseeing the strategic direction and operations of companies that manufacture and market a variety of products such as industrial fibers, and law-enforcement gear. From 1999 to 2005, Mr. Croskrey served as the president and chief executive officer of Armor Holdings Products, LLC, a major manufacturer of military, law enforcement, and personnel safety equipment. During such tenure its annual revenue increased from $45 million to over $300 million as a result of him overseeing the acquisition and integration of 13 companies and implementing associated organic growth initiatives. Mr. Croskrey has also held senior executive positions at Allied Signal and Mobil Oil. Mr. Croskrey received an MBA degree from the Kellogg School of Management at Northwestern University. He also received a Bachelor of Science degree in Engineering from the United States Military Academy at West Point where he was also commissioned as an officer in the U.S. Army and served as a company commander, attaining the rank of captain during his six years of active duty. He is well-qualified to serve on the Board due to his extensive leadership, operational and advisory background as well as his significant strategic experience in acquiring and integrating companies.

John A. Dowdy, III. Mr. Dowdy has been Danimer’s chief financial officer since December 2020, and prior to that had been Legacy Danimer’s chief financial officer since May 2014. He has significant experience in private industry and public company finance and accounting, including assisting emergent companies in the transition from privately-held to publicly-traded businesses. Prior to joining Legacy Danimer, from 2008 to 2014, Mr. Dowdy served as Vice President of Finance for international business and chief accounting officer at Yandex, one of Europe’s largest internet companies and the leading internet search provider in Russia. During his tenure as Yandex’s chief accounting officer, Mr. Dowdy played a key role in facilitating its successful $1.4 billion initial public offering in 2011. From 1997 to 2007, Mr. Dowdy was the chief accounting officer of CTC Media, assistant corporate controller for Golden Telecom and an auditor with PricewaterhouseCoopers LLP. Mr. Dowdy is a Certified Public Accountant and holds a Bachelor of Arts degree in Accounting from the University of Georgia, having graduated summa cum laude.

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

Scott Tuten. Mr. Tuten has been Danimer’s chief marketing and sustainability officer since December 2020 and prior to that had been Legacy Danimer’s chief marketing officer since 2006. Mr. Tuten has significant experience in the fields of international logistics, supply-chain management, transportation, inventory control, operations, sales and warehousing. Mr. Tuten joined Danimer in 2006 as vice president of operations and was quickly promoted to senior vice president of operations. In 2014, Mr. Tuten was appointed chief marketing officer to manage overall sales and marketing. He holds a Bachelor of Business Administration in logistics and an M.B.A. from Georgia Southern University.

Michael Hajost. Effective upon the filing of this Annual Report, Michael A. Hajost will become Danimer's Chief Financial Officer. When he becomes Danimer's Chief Financial Officer, Mr. Hajost will also serve as Danimer's Principal Financial Officer and Principal Accounting Officer. Once Mr. Hajost becomes Danimer's Chief Financial Officer, Principal Financial Officer and Principal Accounting Officer, John A. Dowdy, III will no longer serve in those capacities, but will remain employed by Danimer and serve as Danimer’s Senior Vice President of Financial Planning and Analysis.

Since February 7, 2022, Mr. Hajost has been Special Advisor to the CEO of Danimer. Between January 2019 and February 2022, Mr. Hajost was Executive Vice President, Finance, and Chief Financial Officer of Strategic Materials, Inc., a comprehensive glass recycler in North America with approximately 900 employees in over 50 locations. Prior to Strategic Materials, from 2015 to 2018, Mr. Hajost was Senior Vice President, Finance, and Chief Financial Officer of Accuride Corporation (NYSE: ACW), a global leader in the design and manufacture of wheel components for the commercial truck, passenger car and off-road vehicle industries. From 2008 to 2015, Mr. Hajost was Vice President, Treasury and Investor Relations, at Carpenter Technology Corporation (NYSE: CRS), a leading international manufacturer of specialty alloys and engineered products. Mr. Hajost’s corporate career was preceded by five years of service as an officer in the U.S. Army where he attained the rank of Captain. Mr. Hajost obtained his M.B.A. from the Booth School of Business at the University of Chicago in 1992 and graduated from the United States Military Academy with a Bachelor of Science degree in Engineering in 1985. Mr. Hajost is 58 years old and has no family relationships with any other director or executive officer of Danimer.

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

Richard Hendrix. Mr. Hendrix served as Live Oak's Chief Executive Officer and as a director on the Board from May 2020 to December 2020, and continues to serve on the Board following the completion of the Business Combination. He has significant experience in executive leadership, corporate strategy, M&A, capital markets and corporate finance for public companies. Over the course of his career, Mr. Hendrix has worked extensively with issuers and investors focused on companies in the financial services, real estate, energy, industrial, and business and consumer services sectors. He has led dozens of initial equity offerings for founder-led and Sponsor-backed companies primarily within the banking, insurance and real estate sectors. Additionally, Mr. Hendrix has considerable experience advising chief executives, boards of directors and large shareholders regarding strategy, capital structure and capital access. He has significant leadership experience in the financial industry, having served as Chief Executive Officer of FBR & Co., or FBR (formerly Nasdaq: FBRC), a capital markets firm, from 2009 to 2017, and Chairman from 2012 to 2017. Mr. Hendrix helped FBR grow into a leading bookrunner for initial common stock offerings for middle market U.S. companies. While at FBR Mr. Hendrix oversaw the growth of the company and oversaw numerous strategic transactions while in his role as Chairman and Chief Executive Officer at FBR, ultimately executing a merger with B. Riley Financial, Inc. (Nasdaq: RILY) in 2017. Following the merger, Mr. Hendrix served as director of B. Riley Financial until October 2017. Mr. Hendrix is a co-founder and Managing Partner of Live Oak Merchant Partners, a merchant bank providing capital and advisory services to middle market companies across several industries. Mr. Hendrix also currently serves as a Senior Advisor to Crestview Partners, a private equity firm, since 2017 and is currently the Chairman of Protect My Car, a portfolio company of Crestview Partners that provides extended auto warranty plans to consumers. Mr. Hendrix’s affiliation with Crestview Partners began with Crestview’s investment in FBR over a decade before. In the last five years, Mr. Hendrix has also been the Founder and Chief Executive Officer of RJH Management Co, a privately held investment management business. Mr. Hendrix received his B.S. in Finance from Miami University. He is well-qualified to serve on our board due to his extensive finance, investment and advisory background.

Christy Basco. Ms. Basco has been a member of the Board since December 2020, and prior to that, a member of Legacy Danimer’s board of directors from July 2020 to December 2020. Ms. Basco has served as Senior Vice President and Controller of PepsiCo Foods North America, a snack and convenient foods business that includes Frito-Lay North America (FLNA) and Quaker Foods North America. She has extensive experience in financial reporting and oversight in maintaining strong internal controls. During her tenure at PepsiCo, which commenced in January 1996, Ms. Basco has held progressively complex leadership roles, having started in FLNA’s Control organization, working across multiple functions before moving to the FLNA Finance Transformation team. Prior to joining PepsiCo, Ms. Basco was an accounting manager at American Airlines, Inc. and started her career as a public accountant with the accounting firm of Arthur Andersen, LLP. Ms. Basco is a Certified Public Accountant and holds Bachelor’s and Master’s degrees in Accounting from Louisiana Tech University. She is well-qualified to serve on the Board and all of its board committees due to her extensive financial, accounting and operational background.

Philip Gregory Calhoun. Mr. Calhoun has been a member of the Board since December 2020, and prior to that, a member of Legacy Danimer’s board of directors from 2014 to December 2020, and was a director of Danimer’s Meredian, Inc. and Danimer Scientific, L.L.C. subsidiaries prior to their merger in June 2014. Mr. Calhoun is president and chief executive officer of Circle C. Farms, Inc., a commercial farm and cattle ranch located in Colquitt, Georgia, where Mr. Calhoun has worked since 1981. Mr. Calhoun also is the sole proprietor of GC Sprayer Service, Inc., a crop-dusting operation in Colquitt, Georgia. Mr. Calhoun also serves as a director of First National Bank of Decatur County located in Bainbridge, Georgia, Miller County Gin in Colquitt, Georgia and American Peanut Growers, a peanut-shelling plant in Donalsonville, Georgia. He is well-qualified to serve on the Board and all of its board committees due to his extensive commercial and operational background.

Gregory Hunt. Mr. Hunt has been a member of the Board since December 2020, and prior to that, a member of Legacy Danimer’s board of directors from June 2019 to December 2020. Since May 2012, Mr. Hunt has been the chief financial officer and treasurer of Apollo Management, LP, the investment adviser to Apollo Investment Corp., a management investment company. From April 2010 to May 2012, he served as the Executive Vice President and chief financial officer for Yankee Candle Company. Prior to joining Yankee Candle, from 2007 to 2010, Mr. Hunt served as the Executive Vice President of Strategic and Commercial Development for Norwegian Cruise Lines. Prior to joining Norwegian Cruise Lines, Mr. Hunt served as chief financial officer and chief restructuring officer of Tweeter Home Entertainment Group, Inc. from 2006 to 2007 and the chief financial officer and co-chief executive of Syratech Corporation from 2001 to 2006. Prior to Syratech, he held several senior financial leadership positions including chief financial officer of NRT Inc., Culligan Water Technologies, Inc. and Samsonite Corporation. Mr. Hunt currently serves as a member of the board of directors of Kymera Corporation and audit committee chairman, a member of the board of directors of GoodWest Industries and co-chairman of the board of advisors for the University of Vermont School of Business. Mr. Hunt is a Certified Public Accountant and holds a Bachelor’s degree in Accounting with dual concentration in finance from the University of Vermont. He is well-qualified to serve on the Board and all of its board committees due to his extensive financial, operational and advisory background.

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

Stuart W. Pratt. Mr. Pratt has been a member of the Board since December 2020, and prior to that, a member of Legacy Danimer’s board of directors from May 2015 to December 2020 and its chairman of the board from January 2016 to December 2020. Since 2001, Mr. Pratt has been the president and chief executive officer of the Fort Point Real-Estate Company. He also has served as the chairman of the board of Hunneman, a commercial real estate firm in Boston, Massachusetts since 2016 and previously served as its chief executive officer. In the 1970s, he was the chief executive officer of Federal Street Equities based in Houston, Texas. Mr. Pratt currently serves on the board of overseers of Boston University and is also a trustee emeritus of Boston University where he was chairman of the Real Estate Committee and served on its Audit, Academic Affairs and Finance committees. Additionally, he also serves as a trustee and chairman of the board of the Peabody Essex Museum, a director of Maritime International Inc. based in Bedford, Massachusetts and Avrio AI based in Boston, Massachusetts. Mr. Pratt received his Bachelor of Arts from Boston University. He is well-qualified to serve on the Board and all of its board committees due to his executive leadership, operational and advisory background.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors and executive officers and any persons who own more than 10% of our capital stock to file with the SEC (and, if such security is listed on a national securities exchange, with such exchange) various reports as to ownership of such capital stock.

Based solely upon reports and representations submitted by the directors, executive officers and holders of more than 10% of our capital stock, all Forms 3, 4 and 5 showing ownership of and changes of ownership in our capital stock during the 2021 fiscal year were timely filed with the SEC, except for two Form 4 filings by Mr. Hendrix (relating to an aggregate of three transactions), two Form 4 filings by Mr. Amboian (relating to an aggregate of three transactions), and one Form 4 filing by Mr. Croskrey (relating to a single transaction), which in each case were filed late due to an administrative oversight.

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

Changes to Security Holder Director Nomination Procedures

Our Second Amended and Restated Bylaws (“Bylaws”), adopted January 28, 2022 contain certain changes to the procedures stockholders must follow in order to provide advance notice for the nomination of directors. This advance notice provision was amended to clarify that a stockholder who wishes to provide advanced notice must provide additional categories of information in their notice to the Secretary, including (i) information about the stockholder and their investment, (ii) financial interests and other background information regarding the stockholder’s affairs and affiliations, (iii) groups of stockholders with which the stockholder may be associated, and (iv) agreements among the proposing stockholder and other individuals or entities appurtenant to their proposal. Stockholders providing notice may also be required to update and supplement such notice in certain circumstances, particularly if requested to provide additional information by the Company.

The foregoing summary of the revisions to the Bylaws does not purport to be complete and is qualified in its entirety by the full text of the Bylaws, attached as Exhibit 3.2 to this Annual Report on Form 10-K and is incorporated herein by reference.

Below is a description of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee of the Board. The written charters of the committees are available to stockholders on the investors section of our website at www.danimerscientific.com. Each of the committees has authority to engage legal counsel or other experts or consultants, as it deems appropriate to carry out its responsibilities.

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

This section provides an overview of Danimer’s executive compensation programs as they relate to the executive officers named below (“named executive officers”), including a narrative description of the material factors necessary to understand the information disclosed in the summary compensation table below. Our board of directors, with input from the Chief Executive Officer, has historically determined the compensation for Danimer’s named executive officers. Danimer’s named executive officers in 2021 and 2020, are shown in the following Summary Compensation Table.

Summary Compensation Table

The following table sets forth information concerning the compensation of the named executive officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Option Awards ($)(2)	All Other Compensation ($)(3)	Total ($)
Stephen E. Croskrey Chief Executive Officer	2021	875,000	2,671,314	57,145,505	11,147,551	24,433	71,863,803
	2020	424,327	3,818,945	-	24,662,958	24,233	28,930,463
John A. Dowdy, III Chief Financial Officer	2021	300,000	56,241	13,894,449	-	19,219	14,269,910
	2020	260,558	75,000	-	6,434,909	22,262	6,792,729
Phillip Van Trump Chief Science and Technology Officer	2021	300,000	56,241	13,894,449	-	23,003	14,273,693
	2020	260,558	75,000	-	6,434,909	28,975	6,799,442
(1)
The 2020 bonus amount for Mr. Croskrey represents a success bonus paid in January 2021 in connection with the closing of the Business Combination in December 2020. The 2021 bonus amount for Mr. Croskrey represents a one-time bonus equal to $2,000,000 in connection with entering into the Croskrey Employment Agreement (as defined below), an annual incentive bonus of $410,093 for 2021 expected to be paid in March 2022, and a bonus of $261,221 paid pursuant to the 2020 Croskrey Employment Agreement. The 2021 bonus amounts for Mr. Dowdy and Mr. Van Trump are expected to be paid in March 2022.
(2)
The amounts in this column represent the aggregate grant-date fair value of awards granted to each named executive officer, computed in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, Compensation — Stock Compensation.
(3)
All Other Compensation is comprised of Danimer matching contributions under Danimer’s 401(k) plan which is a tax-qualified defined contribution plan, use of company car, car allowance, use of company housing, and/or certain tuition payments. The following table summarizes “All Other Compensation” provided to the named executive officers during the year ended December 31, 2021, as follows:
•
Mr. Croskrey: annual value (on depreciation basis) of company house ($7,081); annual value (on depreciation basis) of company automobile ($5,752); and 401(k) plan match ($11,600).
•
Mr. Dowdy: personal use (on a lease value basis) of a company automobile ($5,461); car allowance ($2,159) and 401(k) match ($11,600).
•
Mr. Van Trump: personal use (on a lease value basis) of a company automobile ($457); car allowance certain tuition payments ($17,007); and 401(k) match ($5,538).

Narrative Disclosure to Summary Compensation Table

For 2021, the compensation program for Danimer’s named executive officers consisted of base salary and incentive compensation delivered in the form of an annual bonus and/or stock-based compensation awards.

Base Salary

Base salary for Danimer’s named executive officers has historically been set at a level that is commensurate with such executive’s duties and authorities, contributions, prior experience and sustained performance.

Cash Bonus

In 2021, pursuant to the Croskrey Employment Agreement (as defined below), Mr. Croskrey received a one-time cash bonus equal to $2,000,000 in connection with entering into such agreement and was eligible to receive an annual cash incentive bonus having a target equal to between 1.25 times and 2.5 times his annual base salary subject to satisfaction of performance targets established by the Compensation Committee and the Board. Danimer provides annual bonuses to the other named executive officers having a target equal to 50% of the officer’s annual base salary based on performance targets established by the Compensation Committee and the Board. Each of Messrs. Dowdy and Van Trump earned a discretionary cash bonus of $56,241 in respect of fiscal year 2021, which bonuses are expected to be paid in March 2022.

In 2020, pursuant to the 2020 Croskrey Employment Agreement (as defined below), Mr. Croskrey was entitled to receive a bonus equal to ten percent (10%) of Danimer’s EBITDAR (earnings before interests, taxes, depreciation, amortization and rent, stock-based compensation, certain non-recurring charges and operating leases) until such bonus amount equals his base annual salary then in effect, and five percent (5%) of any additional EBITDAR in excess thereof. Danimer provides annual bonuses to the other named executive officers based on the achievement of individual and corporate performance, as determined by the Board and the Compensation Committee. Each of Messrs. Dowdy and Van Trump earned a discretionary cash bonus of $75,000 in respect of fiscal year 2020, which bonuses were paid in 2021.

Legacy Danimer Stock Incentive Plans

Danimer provided stock options to the named executive officers under Legacy Danimer’s 2016 Director and Executive Officer Stock Incentive Plan and/or Legacy Danimer’s 2016 Omnibus Stock Incentive Plans (collectively, “2016 Plans”), as determined by Legacy Danimer’s board of directors in their sole discretion. Legacy Danimer believed that such equity awards served to better align the interests of stockholders and the named executive officers and served as a strong retention tool. In September 2020, pursuant to their employment agreements, Messrs. Dowdy and Van Trump were each granted stock options to acquire 10,000 shares of Legacy Danimer common stock under the 2016 Plans. The options granted to Messrs. Dowdy and Van Trump vest annually over three years.

In connection with the Merger Agreement, each of the Legacy Danimer Options that was outstanding immediately prior to the Closing, whether vested or unvested, was converted into an option to purchase a number of shares of common stock on the same terms and conditions as were applicable under such Assumed Legacy Danimer Option (including applicable vesting and exercise conditions) except that (a) the number of shares of Common Stock that are subject to each such Assumed Legacy Danimer Option was determined by multiplying the number of shares Legacy Danimer common stock subject to the corresponding Assumed Legacy Danimer Option by a fraction (“Award Exchange Ratio”), the numerator of which is the Closing Per Share Merger Consideration multiplied by the fair market value of the Company’s common stock on the Closing Date and the denominator of which is the fair market value of the Company’s common stock on the Closing Date (rounded down to the nearest whole share) and (b) the exercise price per share of each such Assumed Legacy Danimer Option is equal (i) the per share exercise price of the corresponding Legacy Danimer option divided by (ii) the Award Exchange Ratio (rounded up to the nearest whole cent).

2020 Stock Incentive Plan and 2020 Employee Stock Purchase Plan

At Danimer’s special meeting of stockholders held on December 28, 2020 (“Special Meeting”), Danimer’s stockholders approved the 2020 Plan and the 2020 ESPP. The 2020 Plan and the 2020 ESPP were previously approved, subject to stockholder approval, by the Board on September 30, 2020. The 2020 Plan and the 2020 ESPP became effective immediately upon the Closing.

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

Additionally, Danimer had previously agreed to provide Mr. Croskrey with, or reimburse him for, a rental home or apartment in the Bainbridge, Georgia area, reasonably satisfactory to Mr. Croskrey. Going forward, Mr. Croskrey will be obligated to pay the Company market rental rates for such property.

Potential Payments Upon Termination or Change of Control

Mr. Croskrey and Legacy Danimer entered into the Amended and Restated Employment Agreement on August 13, 2018 (“Prior Croskrey Employment Agreement”), pursuant to which he earned a base salary of $400,000 for the fiscal year ended December 31, 2020, and was entitled to certain benefits, perquisites, and payments in connection with a change of control of Legacy Danimer. On October 3, 2020, Mr. Croskrey and Legacy Danimer entered into an amendment (“Amendment”) to the Prior Croskrey Employment Agreement providing, among other things, that the Prior Croskrey Employment Agreement would be terminated effective upon the closing of the Business Combination.

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

See “Agreements with Danimer’s Named Executive Officers” below for a description of potential payments upon termination or change of control under each of the named executive officers’ respective employment agreements.

Agreements with Danimer’s Named Executive Officers

Employment Agreement with Stephen E. Croskrey

On October 3, 2020, Mr. Croskrey and Live Oak entered into the Employment Agreement (“2020 Croskrey Employment Agreement”), which became effective upon the closing of the Business Combination. The Prior Croskrey Employment Agreement described above under “— Potential Payments Upon Termination or Change of Control” terminated upon the effectiveness of the Croskrey Employment Agreement.

The 2020 Croskrey Employment Agreement became effective upon the closing of the Business Combination. The 2020 Croskrey Employment Agreement provided that Mr. Croskrey would serve as Chief Executive Officer and Chairman of the Board of Directors of Danimer (“Board”), and provided for an annual base salary of $425,000, which was to increase by $25,000 on January 1 of each year of the term. Under the 2020 Croskrey Employment Agreement, Mr. Croskrey was entitled to an annual bonus based upon Danimer’s earnings before interest, taxes, depreciation, amortization, rent and operating leases (“EBITDAR”) for each fiscal year, pursuant to which Mr. Croskrey would be paid an annual bonus equal to (i) 10% of Danimer’s EBITDAR until such bonus amount equals his annual base salary then in effect, plus (ii) 5% of Danimer’s EBITDAR in excess thereof. The 2020 Croskrey Employment Agreement also provided that Mr. Croskrey would be entitled to participate in Danimer’s equity incentive plans for executives and employees and receive annual equity awards thereunder. Under the 2020 Croskrey Employment Agreement, Mr. Croskrey was eligible to participate in employee benefit plans offered to Danimer’s executives and was entitled to use of a reasonably acceptable rental home or apartment in the area of Bainbridge, GA, as well as reimbursements for incremental living expenses of up to $1,500 per month for the periods during which he resides in such rental home on Danimer business, as well as a potential gross-up for such reimbursement.

On July 23, 2021, the Company and Mr. Croskrey entered into an Amended and Restated Employment Agreement (“Croskrey Employment Agreement”), which amended and restated the 2020 Croskrey Employment Agreement in its entirety. The Croskrey Employment Agreement ends on December 31, 2024, unless earlier terminated in accordance with its terms. The Croskrey Employment Agreement provides that Mr. Croskrey shall continue to serve as Chief Executive Officer and Chairman of the Board of Directors of the Company, and provides for an annual base salary of $875,000, effective as of January 1, 2021. Additionally, the Croskrey Employment Agreement provides that Mr. Croskrey is entitled to a one-time bonus paid simultaneously with the execution of the Croskrey Employment Agreement, equal to $2,000,000. The Croskrey Employment Agreement also provides that upon satisfaction of performance targets to be established by the Board of Directors, Mr. Croskrey will be paid an annual incentive award for such year equal to between 1.25 times his Annual Base Salary and 2.5 times his Annual Base Salary.

The Croskrey Employment Agreement states that each year during the term, and simultaneously with the execution of the Croskrey Employment Agreement with respect to 2021, Mr. Croskrey will receive a long term incentive award, of which 50% shall be in the form of performance stock awards and 50% shall be in the form of stock options, to vest upon satisfaction of the performance targets to be established by the Board of Directors for each such year. In the event that such performance stock awards and/or stock options awarded to Mr. Croskrey are not available to be issued to Mr. Croskrey for any reason, then the Company shall pay to Mr. Croskrey, upon the vesting of such long term incentive award, an amount in cash equal to the notional value that each such performance stock award and/or stock option would have had on the date of such vesting as though it had been granted to Mr. Croskrey on the date of grant, as applicable. In the event that the Company is unable for any reason to issue to Mr. Croskrey stock options, performance stock awards, other equity based awards or shares of common stock, whether underlying such awards or otherwise, that the Company has contractually agreed to in prior agreements with Mr. Croskrey, then the Company shall be contractually obligated to pay to Mr. Croskrey, upon the vesting of any such awards, an amount in cash equal to the notional value that each such stock option, performance stock award or other equity based award would have had on the date of such vesting as though it had been granted to Mr. Croskrey on the date such other agreement giving rise to such award was entered into; provided that in either such case, any such cash payment shall be payable over a period of three years in equal quarterly installments, starting with the date of the vesting of such award. The cash-settlement provision in respect of equity awards described above is hereinafter referred to as the “Cash-Settlement Right.”

Under the Croskrey Employment Agreement, Mr. Croskrey is also eligible to participate in employee benefit plans offered to the Company’s executives, the Company shall provide Mr. Croskrey with the use of a reasonably acceptable rental home or apartment at market rates in the Bainbridge, Georgia area, and will also provide Mr. Croskrey with the use of a corporate vehicle.

Pursuant to the Croskrey Employment Agreement, upon a termination of Mr. Croskrey’s employment (a) by the Company without cause, (b) by Mr. Croskrey for good reason, or (c) by the Company or any successor either upon the occurrence of a change in control (or within one year thereafter), and provided that Mr. Croskrey delivers to the Company a waiver and release of claims: (i) Mr. Croskrey will receive an amount in cash equal to 24 months of his annual base salary; (ii) Mr. Croskrey will receive the annual incentive award as of the date of termination; (iii) any unvested equity awards that are held by Mr. Croskrey, other than any unvested performance stock award portion of any long term incentive award (“excluded award”), shall automatically vest and become exercisable (as applicable) as of the date of termination, provided that with respect to any excluded award, in the event of such termination, and provided Mr. Croskrey remains on the Board following such termination, the excluded award will remain in effect and continue to vest in accordance with its terms so long as Mr. Croskrey remains on the Board, and the long term incentive performance targets established with respect to such excluded award shall be deemed achieved in the event that such termination arises in connection with a change in control; provided further that with respect to such termination where Mr. Croskrey does not remain on the Board, any such excluded award will vest pro rata in accordance with its terms if the related long term incentive performance targets established with respect thereto as of the date of termination have been achieved, with such long term incentive performance targets being deemed achieved in the case of a termination in connection with a change in control; and (iv) in the event that Mr. Croskrey is entitled to and elects to utilize coverage under Section 4980B of the Code (“COBRA Coverage”), Mr. Croskrey shall be reimbursed for COBRA Coverage for he and his dependents for the lesser of 24 months following termination or the date that the COBRA Coverage terminates in accordance with its terms.

The Croskrey Employment Agreement also contains certain restrictive covenants pursuant to which Mr. Croskrey is subject to non-competition and non-solicitation obligations during the term of thereof and for a period of 12 months following his termination. The Croskrey Employment Agreement also contains customary non-disparagement covenants and confidentiality obligations to which Mr. Croskrey is subject.

All payments and benefits provided under the Croskrey Employment Agreement shall be subject to any compensation recovery or clawback policy as required under applicable law, rule or regulation or otherwise adopted by the Company from time to time.

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

Other Compensation Arrangements with Named Executive Officers

Danimer’s named executive officers also received upon closing of the Business Combination new grants of unvested options to purchase shares of common stock under Danimer’s new equity incentive plan in accordance with the terms of the Merger Agreement. Messrs. Croskrey, Dowdy and Van Trump received a number of option shares equal to 3.0%, 0.75% and 0.75%, respectively, of the number of fully-diluted shares of common stock (excluding certain shares underlying warrants) outstanding as of the Closing, at an exercise price equal to $24.20, which represented the greater of the fair market value at Closing and ten dollars ($10). Since fair market value at Closing exceeded ten dollars $10 per share, each of those persons became entitled to receive additional restricted shares of common stock in an amount equal to the difference between such fair market value and $10, multiplied by the number of options shares and divided by such fair market value. We issued such restricted shares after the end of the 2020 fiscal year on March 10, 2021.

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

In connection with entering into the Croskrey Employment Agreement, on July 23, 2021, Mr. Croskrey received a performance stock award consisting of 95,943 performance shares of the Company’s common stock. The performance shares shall be issued only if (A) to the extent necessary, after the approval by the shareholders of the Company of an amendment to the 2020 Long Term Incentive Plan to increase the number of shares available under the plan in an amount sufficient to permit the vesting and issuance of the performance shares in accordance with the award, and (B) they have vested in accordance with the following vesting criteria: (i) 30% of the performance shares (“ROE Metric Shares”) shall be subject to vesting upon achievement of the pre-tax return on equity (“ROE”) metric as follows: the threshold for vesting the ROE Metric Shares shall be the Company achieving ROE of at least 5%, in which event 50% of the ROE Metric Shares shall vest, and upon the Company achieving ROE of 9%, 100% of the ROE Metric Shares shall vest, with pro rata vesting of the ROE Metric Shares for any amount of ROE in between such ranges; (ii) 30% of the performance shares (“EBITDA Metric Shares”) shall be subject to vesting upon achievement of the earnings before interest, taxes, depreciation and amortization (“EBITDA”) metric as follows: the threshold for vesting the EBITDA Metric Shares shall be the Company achieving EBITDA of at least $45 million, in which event 50% of the EBITDA Metric Shares shall vest, and upon the Company achieving $65 million of EBITDA, 100% of the EBITDA Metric Shares shall vest, with pro rata vesting of the EBITDA Metric Shares for any amount of EBITDA in between such ranges; and (iii) 40% of the performance shares (“Neat Capacity Metric Shares”) shall be subject to vesting upon achievement of the nameplate capacity for neat PHA production (“Neat Capacity”) metric as follows: the threshold for vesting the Neat Capacity Metric Shares shall be the Company achieving a Neat Capacity of at least 75 million pounds, in which event 50% of the Neat Capacity Metric Shares shall vest, and upon the Company achieving 90 million pounds of Neat Capacity, 100% of the Neat Capacity Shares shall vest, with pro rata vesting of the Neat Capacity Metric Shares for any amount of Neat Capacity in between such ranges. For purposes of the PSA, (a) ROE shall mean the pre-tax return on equity equal to earnings before taxes divided by the average shareholders’ equity, based on the Company’s consolidated financial statements for the period in question, and the vesting of the ROE Metric Shares shall be measured based on the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2023, (b) EBITDA shall be determined based on the Company’s consolidated financial statements for the period in question, and the vesting of the EBITDA Metric Shares shall be measured based on the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2023, and (c) Neat Capacity shall be determined based upon a third-party certification of the ability of the Company to produce the quantities of neat PHA set forth above based on its facilities, and not necessarily actual production of such quantities, and the vesting of the Neat Capacity Metric Shares shall be measured as of December 31, 2023. The award terminates on the earlier of July 23, 2024 or Mr. Croskrey’s termination date (as defined in the Long Term Incentive Plan). This performance stock award is subject to the Cash-Settlement Right.

On July 23, 2021, Mr. Croskrey also received an option to purchase 244,073 shares of the Company’s common stock, which shall only be exercisable if (A) to the extent necessary, after the approval by the shareholders of the Company of an amendment to the long term incentive plan to increase the number of shares available under the plan in an amount sufficient to permit the exercise of the option shares, and (B) the option shares have vested, which vesting shall occur as follows: (i) one-third of the option shares shall vest on July 23, 2022, (ii) one-third of the option shares shall vest on July 23, 2023, and (iii) one-third of the option shares shall vest on July 23, 2024. The expiration date of the option shares is the earlier of July 23, 2031 or Mr. Croskrey’s termination date (as defined in the plan). This option grant is subject to the Cash-Settlement Right.

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

Outstanding Equity Awards at 2021 Year End

The following tables present information regarding outstanding equity awards held by Danimer’s named executive officers as of December 31, 2021.

Name	Grant Date	Restricted Shares (#)	Performance Shares (#)	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Award Vest Date
Stephen E. Croskrey	December 29, 2020 March 10, 2021 March 10, 2021 July 23, 2021 July 23, 2021 July 23, 2021	- 503,012 754,518 - - -	- - - - 95,943 -	- - - - - -	2,571,737 - - 1,154,418 - 244,073	24.20 - - 24.20 - 18.24	December 29, 2023 December 29, 2023 January 26, 2024 February 1, 2024 February 29 2024 July 23, 2024
John A. Dowdy, III	June 30, 2016 December 18, 2017 September 1, 2020 December 29, 2020 March 10, 2021 March 10, 2021	- - - - 125,754 188,629	- - - - - -	758,099 109,896 30,524 - - -	- - 61,056 642,934 - -	3.28 3.28 6.88 24.20 - -	June 30, 2019 December 18, 2020 September 1, 2023 December 29, 2023 December 29, 2023 January 26, 2024
Phillip Van Trump	June 30, 2016 December 18, 2017 September 1, 2020 December 29, 2020 March 10, 2021 March 10, 2021	- - - - 122,754 188,629	- - - - - -	620,729 247,266 30,524 - - -	- - 61,056 642,934 - -	3.28 3.28 6.88 24.20 - -	June 30, 2019 December 18, 2020 September 1, 2023 December 29, 2023 December 29, 2023 January 26, 2024

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

In 2020, our current employee director, Mr. Croskrey, was compensated pursuant to his prior employment agreements (which are described above under the heading “Agreements with Danimer’s Named Executive Officers”).

The following table shows information regarding the compensation earned by Danimer’s directors, other than any directors who are also named executive officers, for the fiscal year ended December 31, 2021.

Name	Fees Earned or Paid in Cash	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
John P. Amboian	-	-	-	-	-
Richard Hendrix	-	-	-	-	-
Christy Basco	-	-	-	-	-
Philip Gregory Calhoun	-	-	-	-	-
Gregory Hunt	-	-	-	-	-
Dr. Isao Noda	-	-	-	-	-
Stuart Pratt	24,000	-	82,400	-	106,400

Consulting Agreement of Stuart Pratt

Mr. Pratt and Legacy Danimer entered into a letter agreement on March 1, 2016 (“Prior Pratt Consulting Agreement”), pursuant to which he earned a base salary of $18,000 for the fiscal year ended December 31, 2019 and was entitled to certain benefits and perquisites. Mr. Pratt’s salary was increased by resolution of the board of directors to $2,000 per month beginning in March 2020. On October 3, 2020, Mr. Pratt and Danimer entered into an amendment to the Prior Pratt Consulting Agreement providing, among other things, that the Prior Pratt Consulting Agreement would be terminated effective upon the closing of the Business Combination and that Mr. Pratt waived any severance payment to which he may have been entitled.

On October 3, 2020, Mr. Pratt and Danimer also entered into the Consulting Agreement (“New Pratt Consulting Agreement”), which was effective upon the closing of the Business Combination and ends on October 3, 2023, unless earlier terminated in accordance with its terms. Under the New Pratt Consulting Agreement, Mr. Pratt is entitled to an annual base salary of $18,000. Pursuant to the New Pratt Consulting Agreement, upon the closing of the Business Combination, Mr. Pratt was also granted options to purchase 30,000 shares of our common stock, at an exercise price of $24.20, and was entitled to additional restricted shares of common stock if the fair market value of our common stock at the closing of the Business Combination exceeded $10 per share. Since fair market value at the closing of the Business Combination exceeded ten dollars $10 per share, Mr. Pratt became entitled to receive additional restricted shares of common stock in an amount equal to the difference between such fair market value and $10, multiplied by the number of options shares and divided by such fair market value. Danimer issued such restricted shares after the end of the 2020 fiscal year on March 10, 2021. The nature of Mr. Pratt’s relationship with Danimer deems him to not be independent as a director of Danimer.

On August 12, 2021, we entered into an agreement with Mr. Pratt, pursuant to which, in the event that we are unable for any reason to issue to Mr. Pratt stock options, restricted stock awards, performance stock awards, other equity based awards or shares of common stock, whether underlying such awards or otherwise, that we have contractually agreed to in prior agreements with Mr. Pratt, then we shall be contractually obligated to pay to Mr. Pratt, upon the vesting of any such awards, an amount in cash equal to the notional value that each such stock option, restricted stock award, performance stock award or other equity based award would have had on the date of such vesting as though it had been granted to Mr. Pratt on the date such other agreement giving rise to such award was entered into; provided that any such cash payment shall be payable over a period of three years in equal quarterly installments, starting with the date of the vesting of such award.

Compensation Committee Interlocks And Insider Participation

During 2021, with the exception of Stuart Pratt, none of the members of our Compensation Committee (i) served as an officer or employee of Danimer or its subsidiaries; (ii) was formerly an officer of Danimer or its subsidiaries; or (iii) entered into any transactions with Danimer or its subsidiaries. Mr. Pratt is a member of our Board of Directors, was a member of our Compensation Committee through May 5, 2021, is the former chairman of the board of directors of Legacy Danimer and has entered into certain transactions with Legacy Danimer and Danimer. See “Certain Relationships and Related Party Transactions—Transactions with Certain Directors and Executive Officers”.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATE STOCKHOLDER MATTERS

The following table sets forth, as of February 18, 2022 (“Table Date”), certain information regarding the beneficial ownership of common stock outstanding by:

•
each person who is known by the Company to be the beneficial owner of more than five percent (5%) of the outstanding shares of common stock;
•
each current named executive officer and director of the Company; and
•
all current executive officers and directors of the Company, as a group.

Unless otherwise indicated, each person named in the table below has sole voting and investment power with respect to the shares beneficially owned. Unless otherwise indicated, the address of each person named in the table below is c/o Danimer Scientific, Inc., 140 Industrial Blvd., Bainbridge, GA 39817.

Beneficial ownership is determined according to the rules of the Securities and Exchange Commission (“SEC”), which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days and shares underlying restricted stock awards that are currently issuable or issuable within 60 days.

The beneficial ownership percentages set forth in the table below are based on approximately 100,750,215 shares of common stock issued and outstanding as of the Table Date.

In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of common stock subject to options held by that person that are currently exercisable or exercisable within 60 days of the Table Date, shares of common stock subject to warrants and shares of restricted stock that vest within 60 days of the Table Date. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.

Unless otherwise noted in the footnotes to the following table, and subject to applicable community property laws, the persons and entities named in the table have sole voting and investment power with respect to their beneficially owned common stock.

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned	Percentage of Outstanding Common Stock %
Directors and Named Executive Officers:
Stephen E. Croskrey (1)	4,027,742	4.0
Stuart Pratt (2)	1,648,210	1.6
Philip Gregory Calhoun (3)	3,810,661	3.8
John A. Dowdy III (4)	1,306,961	1.3
Michael Smith (5)	900,454	*
Phillip Van Trump (6)	957,215	*
Scott Tuten (7)	816,796	*
Dr. Isao Noda (8)	356,071	*
Gregory Hunt (9)	65,531	*
Christy Basco	-	-
John P. Amboian (10)	923,418	*
Richard J. Hendrix (11)	598,789	*
Directors and Executive Officers as a Group (12 Individuals) (12)	15,411,848	14.6
Five Percent Holders:		-
The Vanguard Group(13)	8,028,738	7.8
Invesco, Ltd. (14)	6,376,582	6.3
BlackRock, Inc.(15)	5,550,559	5.5

* Less than 1%.

(1)
Excludes 3,725,989 shares underlying options granted in connection with the business combination (“Business Combination”) between the Company, then known as Live Oak Acquisition Corp. (“Live Oak”) before changing its name to Danimer Scientific, Inc. in connection with the Business Combination, and Meredian Holdings, Inc., which together with its subsidiaries operated under the “Danimer Scientific” name as an independent enterprise (“Legacy Danimer”) prior to the Business Combination, which Business Combination resulted in Legacy Danimer becoming a wholly-owned subsidiary of the Company, that are not presently exercisable and not exercisable within 60 days of the Table Date. Excludes 244,073 shares underlying options granted subsequent to the Business Combination that are not presently exercisable within 60 days of the Table Date. Excludes 1,154,616 shares and 244,073 shares underlying restricted stock awards and performance stock awards, respectively, that are not issuable within 60 days of the Table Date
(2)
Includes 50,000 shares underlying options that are or will become exercisable within 60 days of the Table Date. Includes 18,315 shares underlying Assumed Legacy Danimer Options that are or will become exercisable within 60 days of the Table Date. Excludes 342,258 shares underlying options granted in connection with the Business Combination that are not presently exercisable and not exercisable within 60 days of the Table Date. Excludes 14,670 shares underlying restricted stock awards that are not issuable within 60 days of the Table Date.
(3)
Includes 3,429,018 shares held by the Greg Calhoun DGT Family Trusts u/t/a dated September 22, 2020 GST Exempt Trust and 66,806 shares held by the Greg Calhoun DGT Family Trusts u/t/a dated September 22, 2020 GST Non-Exempt Trust, which may be deemed to be owned by Mr. Calhoun, and 55,952 shares underlying options that are or will become exercisable within 60 days of the Table Date. Mr. Calhoun disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest he may have therein, directly or indirectly.
(4)
Includes 308,285 shares held by the John Adams Dowdy, III Living Trust and 13,840 shares owned by Mr. Dowdy’s children, which shares may be deemed to be owned by Mr. Dowdy, and 948,136 shares underlying Assumed Legacy Danimer Options that are or will become exercisable within 60 days of the Table Date. Excludes 61,056 shares underlying Assumed Legacy Danimer Options and 642,934 shares underlying options granted in connection with the Business Combination that are not presently exercisable and not exercisable within 60 days of the Table Date. Excludes 314,383 shares underlying restricted stock awards that are not issuable within 60 days of the Table Date. Mr. Dowdy disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest he may have therein, directly or indirectly.
(5)
Includes 866,093 shares underlying Assumed Legacy Danimer Options that are or will become exercisable within 60 days of the Table Date. Excludes 61,056 shares underlying Assumed Legacy Danimer Options and 642,934 shares underlying options granted in connection with the Business Combination that are not presently exercisable and not exercisable within 60 days of the Table Date. Excludes 314,383 shares underlying restricted stock awards that are not issuable within 60 days of the Table Date.
(6)
Includes 898,519 shares underlying Assumed Legacy Danimer Options that are or will become exercisable within 60 days of the Table Date. Excludes 61,056 shares underlying Assumed Legacy Danimer Options and 642,934 shares underlying options granted in connection with the Business Combination that are not presently exercisable and not exercisable within 60 days of the Table Date. Excludes 314,383 shares underlying restricted stock awards that are not issuable within 60 days of the Table Date.
(7)
Includes 627,043 shares underlying Assumed Legacy Danimer Options that are or will become exercisable within 60 days of the Table Date. Excludes 61,056 shares underlying Assumed Legacy Danimer Options and 642,934 shares underlying options granted in connection with the Business Combination that are not presently exercisable and not exercisable within 60 days of the Table Date. Excludes 314,383 shares underlying restricted stock awards that are not issuable within 60 days of the Table Date.
(8)
Includes 301,941 shares underlying Assumed Legacy Danimer Options and 50,000 shares underlying options that are or will become exercisable within 60 days of the Table Date.
(9)
Includes 10,531 shares underlying Assumed Legacy Danimer Options and 55,000 shares underlying options that are or will become exercisable within 60 days of the Table Date.
(10)
Includes 50,000 shares underlying options that are or will become exercisable within 60 days of the Table Date. Includes (i) 363,943 shares that are held by the John P. Amboian 2008 Living Trust and (ii) 181,972 shares that are held by Kings Trail Trust dated September 19, 2018. Includes (i) 218,335 private warrants to purchase shares of common stock that are or will become exercisable within 60 days of the Table Date (“Warrants”) and are held by the John P. Amboian 2008 Living Trust and (ii) 109,168 Warrants held by Kings Trail Trust dated September 19, 2018. Mr. Amboian is the sole trustee of the John P. Amboian 2008 Living Trust and his spouse is the sole trustee of the Kings Trail Trust dated September 19, 2018 and, as such, Mr. Amboian may be deemed to beneficially own the shares and the Warrants held by those trusts. Mr. Amboian disclaims any beneficial ownership of the shares and the Warrants held by these trusts other than to the extent of any pecuniary interest he may have therein, directly or indirectly
(11)
Includes 50,000 shares underlying options that are or will become exercisable within 60 days of the Table Date. Includes 341,324 shares held by RJH Management LLC. Includes 207,465 Warrants held by RJH Management LLC. Mr. Hendrix owns and controls RJH Management and as such, has voting and investment discretion with respect to the shares and Warrants held of record by RJH Management and may be deemed to have shared beneficial ownership of the common stock and the Warrants held directly by RJH Management. Mr. Hendrix disclaims any beneficial ownership of the reported shares and the Warrants other than to the extent of any pecuniary interest he may have therein, directly or indirectly.
(12)
Includes 3,696,530 shares underlying Assumed Legacy Danimer Options and 305,000 shares underlying other options that are or will become exercisable within 60 days of the Table Date. Includes 534,968 shares underlying Warrants that are or will become exercisable within 60 days of the Table Date. Excludes 244,224 shares underlying Assumed Legacy Danimer Options and 6,884,056 shares underlying other options granted in connection with the Business Combination that are not presently exercisable and not exercisable within 60 days of the Table Date. Excludes 2,625,675 shares underlying restricted stock awards and performance stock awards that are not issuable within 60 days of the Table Date.
(13)
Based solely on a Schedule 13G filed with the SEC on February 9, 2022 by The Vanguard Group, Inc. In such filing, The Vanguard Group lists its address as 100 Vanguard Blvd., Malvern, PA 19355, and indicates that, as of December 31, 2021, The Vanguard Group had sole voting power with respect to zero shares of common stock and shared voting power with respect to 169,405 shares of common stock, and that The Vanguard Group had sole dispositive power with respect to 7,793,683 shares of common stock and shared dispositive power with respect to 235,055 shares of common stock.
(14)
Based solely on a Schedule 13G filed with the SEC on February 11, 2022 by Invesco Ltd. and certain of its affiliates. In such filing, Invesco lists its and its affiliates address as 1555 Peachtree Street NE, Suite 1800, Atlanta, GA 30309, and indicates that, as of December 31, 2021, Invesco and its affiliates had sole voting power with respect to 6,212,533 shares of common stock and shared voting power with respect to zero shares of common stock, and that Invesco and its affiliates had sole dispositive power with respect to 6,376,582 shares of common stock and shared dispositive power with respect to zero shares of common stock.
(15)
Based solely on a Schedule 13G filed with the SEC on February 4, 2022 by BlackRock, Inc. on its own behalf. In such filing, BlackRock, Inc. lists its address as 55 East 52nd Street. New York, NY 1005, and indicates that, as of December 31, 2021, BlackRock, Inc. had sole voting power with respect to 5,482,919 shares of common stock, and that BlackRock, Inc. did not have shared voting power or shared dispositive power with respect to any shares of common stock and had sole dispositive power with respect to 5,550,559 shares of common stock.

We are not aware of any material proceedings to which any of our directors, nominees for director, executive officers, affiliates of the foregoing persons or any security holder, including any owner of record or beneficially of more than five percent (5%) of any class of our voting securities, is a party adverse to us or has a material interest adverse to us.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information for all equity compensation plans at December 31, 2021, under which the equity securities of the Company were authorized for issuance:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by stockholders:
2020 Plan	8,578,204	$15.68	223,052
2020 ESPP	2,571,737	$8.19	2,566,724

Additionally, on January 16, 2022, the remaining authorized but unissued 2,895,411 shares under Legacy Danimer’s stock incentive plans (as adjusted by the merger consideration exchange ratio in connection with the Business Combination) were assumed into the 2020 Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following includes a summary of transactions since January 1, 2020 to which we have been a party, in which the amount involved in the transaction exceeded $120,000, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change of control, and other arrangements, which are described under the section entitled “Executive Compensation.”

Transactions with Certain Directors and Executive Officers

Stephen E. Croskrey, our chief executive officer and chairman, leases a house from Danimer in Brinson, Georgia for a nominal rental fee and has an option to purchase such property from Danimer, which option continues co-terminously with Mr. Croskrey’s employment as chief executive officer of Danimer.

Mr. Croskrey had acquired 483,977 shares of Legacy Danimer Common Stock upon exercise of options granted by Legacy Danimer and for which the exercise prices were paid in the form of non-recourse notes issued by Mr. Croskrey to Legacy Danimer. The aggregate amount of principal and accrued interest payable by Mr. Croskrey to Legacy Danimer in the amount of approximately $22,848,285 was paid off prior to the closing of the Business Combination

(“Croskrey Note Payoff”). In connection with the Croskrey Note Payoff, Mr. Croskrey received upon closing of the Business Combination a new option grant to purchase 1,154,616 shares of Common Stock under the 2020 Incentive Plan, which option will not be exercisable until the later to occur of February 1, 2024 or the approval by our shareholders of an amendment to the 2020 Incentive Plan to increase the number of shares available under the 2020 Incentive Plan in an amount sufficient to permit the exercise of the option. This option grant is subject to the Cash-Settlement Right.

Stuart Pratt, a director of Danimer and the former chairman of the board of directors of Legacy Danimer, had acquired 187,147 shares of Legacy Danimer common stock upon exercise of options granted by Legacy Danimer and for which the exercise prices were paid in the form of non-recourse notes issued by Mr. Pratt to Legacy Danimer. The aggregate amount of principal and accrued interest payable by Mr. Pratt to Legacy Danimer in the amount of approximately $5,923,821 was paid off prior to the closing of the Business Combination (“Pratt Note Payoff”). In connection with the Pratt Note Payoff, Mr. Pratt received upon closing of the Business Combination a new option grant to purchase 312,258 shares of Common Stock under the 2020 Incentive Plan, which option will not be exercisable until the later to occur of February 1, 2024 or the approval by our shareholders of an amendment to the 2020 Incentive Plan to increase the number of shares available under the 2020 Incentive Plan in an amount sufficient to permit the exercise of the option. Pursuant to a letter agreement, dated as of August 12, 2021, between the Company and Mr. Pratt, in the event that the Company is unable for any reason to issue to Mr. Pratt stock options, restricted stock awards, performance stock awards, other equity based awards or shares of common stock, whether underlying such awards or otherwise, that the Company has contractually agreed to in prior agreements with Mr. Pratt, then the Company shall be contractually obligated to pay Mr. Pratt, upon the vesting of any such awards, an amount in cash equal to the notional value that each such stock option, restricted stock award, performance stock award or other equity based award would have had on the date of such vesting as though it had been granted to Mr. Pratt on the date such other agreement giving rise to such award was entered into; provided that any such cash payment shall be payable over a period of three years in equal quarterly installments, starting with the date of the vesting of such award. The options held by Mr. Pratt described above are subject to this cash-settlement right.

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

Consulting Relationship

Mr. Pratt entered into a consulting agreement with us in connection with the Business Combination. Mr. Pratt continues to provide services to Danimer commensurate with his role.

Lock-Up Agreement

In connection with the closing of the Business Combination, on December 29, 2020, the Company and Messrs. Croskrey, Pratt, Dowdy, Van Trump, Smith and Tuten entered into a Lock-Up Agreement (“Lock-Up Agreement”). The terms of the Lock-Up Agreement provide that our securities held by these individuals that were acquired pursuant to the Merger Agreement or otherwise issued pursuant to the Merger Agreement will be locked-up until the earlier of (i) one year after the closing of the Business Combination or (ii) subsequent to the closing of the Business Combination, (x) if the reported closing price of the common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any twenty (20) trading days within any 30-trading day period commencing at least one hundred fifty (150) days after the closing of the Business Combination, or (y) the date on which Danimer completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of Danimer’s stockholders having the right to exchange their shares of common stock for cash, securities or other property.

We have agreed that the restrictions in the Lock-Up Agreement will not apply to (i) the delivery to the Company by Messrs. Croskrey or Pratt of the amounts of common stock needed to effect the Croskrey Note Payoff or Pratt Note Payoff, respectively, and (ii) the sale of common stock by either of Messrs. Croskrey or Pratt to satisfy their respective tax obligations in connection with the foregoing clause (i).

The restrictions in the Lock-Up Agreement have now expired.

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

Sponsor Agreements

Live Oak Sponsor Partners, LLC, a Delaware limited liability company (“Sponsor”) that is affiliated with current and former members of our board of directors, has entered certain agreements with Live Oak, our predecessor company.

Founder Shares

In June 2019, the Sponsor purchased 5,031,250 shares (“Founder Shares”) of Live Oak’s Class B common stock for an aggregate price of $25,000. On January 14, 2020, the Sponsor contributed back to Live Oak, for no consideration, 718,750 Founder Shares. In February 2020, Live Oak effected a stock dividend for 0.333333333 shares for each Founder Share outstanding, resulting in the Sponsor holding an aggregate of 5,750,000 Founder Shares, 750,000 of which were later forfeited, resulting in 5,000,000 Founder Shares outstanding. Upon the closing of the Business Combination, each of the Founder Shares converted into a share of common stock on a one-for-one basis.

Private Warrants

Simultaneously with the closing of Live Oak’s initial public offering, the Sponsor purchased an aggregate of 6,000,000 warrants from Live Oak (each, a “Private Warrant”) at a price of $1.00 per Private Warrant, for an aggregate purchase price of $6,000,000. Each Private Warrant is exercisable to purchase one share of common stock at a price of $11.50 per share.

Registration Rights Agreement

Pursuant to a registration rights agreement entered into on May 5, 2020, the holders of the Private Warrants (and the shares of Class A Common Stock underlying such Private Warrants) and shares of common stock issued upon conversion of the Founder shares had registration rights to require us to register a sale of any such holders’ securities. In a Registration Statement on Form S-1/A (Commission File No. 333-252515) declared effective on February 16, 2021, we registered 3 million Private Warrants (and the shares of Class A common stock underlying such Private Warrants) and 5 million shares of common stock that were issued upon conversion of the Founder Shares, all of which Private Warrants and shares of common stock were owned by the Sponsor. On March 23, 2021, the Sponsor made a pro rata in kind distribution to its members, without consideration, of all of its 3 million Private Warrants. On July 8, 2021, the Sponsor made a pro rata in kind distribution to its members, without consideration, of all of its 5 million shares of common stock.

Subscription Agreement

In connection with the execution of the Merger Agreement, Live Oak entered into Subscription Agreements with a number of subscribers, pursuant to which the subscribers agreed to purchase, and Live Oak agreed to sell to the subscribers, an aggregate of 21,000,000 shares of Live Oak Class A common stock, for a purchase price of $10.00 per share and an aggregate purchase price of $210,000,000, in a private placement (“PIPE”). Live Oak ValFund Plastics Fund LLC, which was affiliated with a member of our board of directors, purchased 4,905,000 shares of Live Oak Class A common stock in the PIPE for a total purchase price of $49,050,000.

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

•
the risks, costs and benefits to Danimer;
•
the impact on a director’s independence in the event the related person is a director, immediate family member of a director or an entity with which a director is affiliated;
•
the terms of the transaction;
•
the availability of other sources for comparable services or products; and
•
the terms available to or from, as the case may be, unrelated third parties.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

KPMG LLP (“KPMG”) is the Company’s independent registered public accounting firm.

Aggregate fees for professional services rendered for the Company by KPMG for 2021 and 2020 were as follows, in thousands:

	2021	2020
Audit Fees	$1,655	$688
Audit Related Fees	3	43
Tax Fees	9	-
All Other Fees	199	-
Total	$1,866	$731

Audit Fees. Consist of fees for the annual audit of the Company's consolidated financial statements for the years ended December 31, 2021 and 2020, the annual audit of the Company's internal control over financial reporting for the year ended December 31, 2021, the quarterly reviews of the Company's condensed consolidated financial statements included in its Quarterly Reports on Form 10-Q, services related to other regulatory filings made with the SEC, and comfort letters.

Audit Related Fees. Consist of fees for assurance and related services that are reasonably related to the performance of the audit or review of the consolidated financial statements but are not reported in the prior paragraph. These fees are related to subscriptions to online accounting, educational, and public company transition matters.

Tax Fees. Consist of tax compliance and preparation services for the year ended December 31, 2021. There were no tax fees for the year ended December 31, 2020.

All Other Fees. Consist of fees for other professional services provided during the year ended December 31, 2021. These fees related to an internal control over financial reporting readiness assessment for the fiscal year ended December 31, 2021. There were no other fees for the year ended December 31, 2020.

Auditor Independence. The Audit Committee has considered the non-audit services provided by KPMG and determined that the provision of such services had no effect on KPMG’s independence from the Company.

Audit Committee Pre-Approval Policy and Procedures.

The Audit Committee must review and pre-approve all audit and non-audit services provided by KPMG, which was our independent registered public accounting firm, and has adopted a Pre-Approval Policy. In conducting reviews of audit and non-audit services, the Audit Committee will determine whether the provision of such services would impair the auditor’s independence. The term of any pre-approval is twelve months from the date of pre-approval, unless the Audit Committee specifically provides for a different period. Any proposed services exceeding pre-approved fee ranges or limits must be specifically pre-approved by the Audit Committee.

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Index

1. Financial Statements

2. Financial Statement Schedules

The information required by Schedule II is included in the Notes to Consolidated Financial Statements. All other schedules required by Item 15(b) are not applicable or not required.

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

2.2

Amendment No. 1 to Agreement and Plan of Merger, dated as of October 8, 2020, by and among Live Oak, Merger Sub, Legacy Danimer, Live Oak Sponsor Partners, LLC and John A. Dowdy, Jr. (incorporated by reference to Exhibit 2.2 to Current Report on Form 8-K (Commission File No. 001-39280) filed on October 9, 2020).

2.3

Amendment No. 2 to Agreement and Plan of Merger, dated as of December 11, 2020, by and among Live Oak, Merger Sub, Legacy Danimer, Live Oak Sponsor Partners, LLC and John A. Dowdy, Jr. (incorporated by reference to Exhibit 2.3 to Current Report on Form 8-K (Commission File No. 001-39280) filed on December 14, 2020)

2.4+

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

3.2	Second Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 4.2 to Current Report on Form 8-K (Commission File No. 001-39280) filed on February 3, 2022).
4.1	Form of Common Stock Certificate of the Company (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 (File No. 333-236800) (as amended, the “S-1”)).
4.2	Form of Warrant of the Company (incorporated by reference to Exhibit 4.3 to the S-1).
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

4.5

Indenture, dated as of December 21, 2021, between Danimer Scientific, Inc. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (Commission File No. 001-39280) filed on December 21, 2021).

4.6

Form of certificate representing the 3.250% Convertible Senior Notes due 2026 (included as Exhibit A to Exhibit 4.1 to the Current Report on Form 8-K (Commission File No. 001-39280) (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K (Commission File No. 001-39280) filed on December 21, 2021).

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
10.5#

Consulting Agreement, by and between Live Oak Acquisition Corp. and Stuart Pratt, dated October 3, 2020 (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-4 (File No. 333-249691) (as amended, the “S-4”)).

10.6#	Amended and Restated Employment Agreement by and between Meredian Holdings Group, Inc. and John A. Dowdy, III, dated August 31, 2020 (incorporated by reference to Exhibit 10.6 to the S-4).
10.7#	Amended and Restated Employment Agreement by and between Meredian Holdings Group, Inc. and Michael Smith, dated August 31, 2020 (incorporated by reference to Exhibit 10.7 to the S-4).
10.8#	Amended and Restated Employment Agreement by and between Meredian Holdings Group, Inc. and Scott Tuten, dated August 31, 2020 (incorporated by reference to Exhibit 10.8 to the S-4).
10.9#	Amended and Restated Employment Agreement by and between Meredian Holdings Group, Inc. and Phillip Van Trump, dated August 31, 2020 (incorporated by reference to Exhibit 10.9 to the S-4).
10.10	Non-Competition and Non-Solicitation Agreement, dated October 3, 2020, by and between Live Oak Acquisition Corp. and Michael Smith (incorporated by reference to Exhibit 10.11 to the S-4)
10.11†	Non-Competition and Non-Solicitation Agreement, dated October 3, 2020, by and between Live Oak Acquisition Corp. and Scott Tuten (incorporated by reference to Exhibit 10.12 to the S-4).
10.12†	Non-Competition and Non-Solicitation Agreement, dated October 3, 2020, by and between Live Oak Acquisition Corp. and Phillip Van Trump (incorporated by reference to Exhibit 10.13 to the S-4).

10.13†	Non-Competition and Non-Solicitation Agreement, dated October 3, 2020, by and between Live Oak Acquisition Corp. and Stuart Pratt (incorporated by reference to Exhibit 10.14 to the S-4).
10.14†	Non-Competition and Non-Solicitation Agreement, dated October 3, 2020, by and between Live Oak Acquisition Corp. and Stephen E. Croskrey (incorporated by reference to Exhibit 10.15 to the S-4).
10.15†	Non-Competition and Non-Solicitation Agreement, dated October 3, 2020, by and between Live Oak Acquisition Corp. and John A. Dowdy, III (incorporated by reference to Exhibit 10.16 to the S-4).
10.16†

Loan Agreement, dated as of April 25, 2019, by and among Carver Development CDE VI, LLC, ST CDE LXII, LLC, and Danimer Scientific Manufacturing, Inc. (incorporated by reference to Exhibit 10.17 to the S-4).

10.17	QLICI Loan and Security Agreement dated as of November 7, 2019, by and between Danimer Scientific Kentucky, Inc. and AMCREF Fund 51, LLC (incorporated by reference to Exhibit 10.18 to the S-4).
10.18†

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

10.19†

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

10.20†

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

10.21

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

10.22

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

10.24†	Amended and Restated Master Lease Agreement, dated May 2020, between Store Capital Acquisitions, LLC and Meredian Holdings Group, Inc. (incorporated by reference to Exhibit 10.28 to the S-4).
10.25#

Form of Stock Option Agreement under the Danimer Scientific, Inc. 2020 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.29 to Current Report on Form 8-K (Commission File No. 001-39280) filed on January 5, 2021).

10.26#

Form of Restricted Stock Agreement under the Danimer Scientific, Inc. 2020 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.30 to Current Report on Form 8-K (Commission File No. 001-39280) filed on January 5, 2021).

10.27

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

10.28

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

10.29#

Amended and Restated Employment Agreement, dated as of July 23, 2021, between Danimer Scientific, Inc. and Stephen E. Croskrey (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (Commission File No. 001-39280) filed on July 29, 2021).

10.30#

Performance Stock Agreement, dated July 23, 2021, between the Company and Stephen E. Croskrey (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (Commission File No. 001-39280) filed on July 29, 2021).

10.31#

Stock Option Agreement, dated July 23, 2021, between the Company and Stephen E. Croskrey (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (Commission File No. 001-39280) filed on July 29, 2021).

10.32#

Letter Agreement, dated August 12, 2021, between the Company and Stuart Pratt (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q (Commission File No. 001-39280) filed on August 16, 2021).

10.33

Amendment No. Four to Loan and Security Agreement and Consent, dated as of December 15, 2021, among Danimer Scientific Holdings, LLC, Meredian Bioplastics, Inc., Meredian, Inc., Danimer Scientific, L.L.C., Danimer Bioplastics, Inc., and Danimer Scientific Kentucky, Inc., the several entities party thereto as lenders, and Southeast Community Development Fund X, L.L.C. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (Commission File No. 001-39280) filed on December 16, 2021).

10.34

Ratification by Guarantor, dated December 15, 2021, by Meredian Holdings Group, Inc. (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K (Commission File No. 001-39280) filed on December 16, 2021).

10.35

First Amendment to Revolving Credit Agreement, dated as of December 15, 2021, among Danimer Scientific Holdings, Inc., Meredian, Inc., Meredian Bioplastics, Inc., Danimer Scientific, L.L.C., Danimer Bioplastics, Inc. and Danimer Scientific Kentucky, Inc., Danimer Scientific, Inc., Meredian Holdings Group, Inc. and Truist Bank (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K (Commission File No. 001-39280) filed on December 16, 2021).

10.36

Reaffirmation and Ratification of Guarantor, dated December 15, 2021, by Danimer Scientific, Inc. and Meredian Holdings Group, Inc. (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K (Commission File No. 001-39280) filed on December 16, 2021).

10.37*	Form of Confirmation for Capped Call Transactions.
10.38#

Employment Agreement, dated as of January 16, 2022, between Michael A. Hajost and Danimer Scientific, Inc. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (Commission File No. 001-39280) filed on January 21, 2021).

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

21.1*	Subsidiaries of Danimer Scientific Inc.
23.1*	Consent of KPMG LLP
23.2*	Consent of Thomas Howell Ferguson P.A.
31.1*	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Executive Officer
31.2*	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Financial Officer
32.1**	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Calculation Linkbase
101.LAB*	XBRL Taxonomy Label Linkbase
101.PRE*	XBRL Definition Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed with this Annual Report

** Furnished with this Annual Report

+ The schedules and exhibits to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.

# Indicates management contract or compensatory plan arrangement.

† Portions of this exhibit have been omitted in accordance with Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Danimer Scientific, Inc.

Date: March 7, 2022

By: /s/ Stephen E. Croskrey

Stephen E. Croskrey

Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Person	Capacity	Date

/s/ Stephen E. Croskrey	Chief Executive Officer, Director, and Chairman of the Board
Stephen E. Croskrey	(Principal Executive Officer)	March 7, 2022

/s/ John A. Dowdy, III	Chief Financial Officer
John A. Dowdy, III	(Principal Financial and Accounting Officer)	March 7, 2022

/s/ John P. Amboian
John P. Amboian	Director	March 7, 2022

/s/ Richard J. Hendrix
Richard J. Hendrix	Director	March 7, 2022

/s/ Christy Basco
Christy Basco	Director	March 7, 2022

/s/ Philip Gregory Calhoun
Philip Gregory Calhoun	Director	March 7, 2022

/s/ Gregory Hunt
Gregory Hunt	Director	March 7, 2022

/s/ Dr. Isao Noda
Dr. Isao Noda	Director	March 7, 2022

/s/ Stuart Pratt
Stuart Pratt	Director	March 7, 2022

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Danimer Scientific, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Danimer Scientific, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 7, 2022 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue recognition for research and development services

As discussed in Note 14 to the consolidated financial statements, the Company enters into certain contracts with customers to provide research and development services related to developing customized formulations of biodegradable resins based on polyhydroxyalkanoates (PHA). Revenue for such research and development services is recognized over time with progress measured utilizing an input method based on personnel hours incurred to date as a percentage of total estimated personnel hours.

The engagement team identified the evaluation of revenue recognition for research and development services as a critical audit matter. Specifically, evaluating the estimated stage of completion of the services and the future personnel hours required to complete the services involved a high degree of subjective auditor judgment.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s revenue recognition process for research and development services, including controls related to estimating the stage of completion of the services and the future personnel hours required to complete the services.

We evaluated the reasonableness of the Company’s estimated stage of completion of the services and estimated future personnel hours required to complete the services for a selection of research and development service contracts by:

•
interviewing project personnel to gain an understanding of the status of the project including the stage of completion
•
comparing quarterly estimated personnel hours to historical personnel hours incurred to assess management’s ability to estimate
•
performing a retrospective review of personnel hours incurred subsequent to year-end
•
inspecting evidence, such as steering committee materials, status reports or correspondence between the Company and the customer, and comparing them to management’s estimated stage of completion for the related research and development services
•
confirming terms and conditions of the research and development services contracts directly with the customer to assess management’s estimated stage of completion.

Valuation of acquired technology intangible asset

As discussed in Note 4 to the consolidated financial statements, on August 11, 2021, the Company acquired all of the outstanding shares of Novomer, Inc. for $151.2 million, net of cash acquired. As a result of the acquisition, the Company recorded an acquired technology intangible asset in the amount of $84.4 million based on the estimated acquisition date fair value.

We identified the valuation of the acquired technology intangible asset as a critical audit matter. Key assumptions used to estimate the fair value of the acquired technology intangible asset included the revenue growth rates, EBITDA margins, and the discount rate. Evaluating the key assumptions involved challenging auditor judgment as they represent subjective determinations of future performance as well as future market and economic conditions. Additionally, the audit effort associated with evaluating the fair value of the acquired technology intangible asset required specialized skills and knowledge.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s determination of the estimated fair value of the acquired technology intangible asset, including controls related to the development of the revenue growth rates, EBITDA margins, and discount rate assumptions. We assessed the reasonableness of the Company’s forecasted revenue growth rates and EBITDA margins by comparing them to relevant industry data and other third party information. In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in evaluating the discount rate used in the valuation, by comparing the inputs to publicly available data for comparable entities and in testing the estimate of the fair value of the acquired technology intangible asset using the Company’s cash flow forecasts and the discount rate, and comparing the result to the Company’s fair value estimate.

/s/ KPMG LLP

We have served as the Company’s auditor since 2020.

Atlanta, Georgia
March 7, 2022

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Danimer Scientific, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Danimer Scientific, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weaknesses, described below, on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements), and our report dated March 7, 2022 expressed an unqualified opinion on those consolidated financial statements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness in risk assessment resulted in the following material weaknesses in internal control over financial reporting: (1) ineffective controls over the accuracy of the quantities billed for product revenue, (2) ineffective controls over the expense attribution for certain stock-based compensation awards, (3) ineffective controls over the preparation and review of the tax provision, including the assignment of control operators with requisite knowledge, experience and expertise, and (4) ineffective controls over the processing and payment of vendor invoices for certain contracts with progress billings have been identified and included in management’s assessment. The material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2021 consolidated financial statements, and this report does not affect our report on those consolidated financial statements.

The Company acquired Novomer, Inc. (Novomer) during 2021, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, Novomer’s internal control over financial reporting associated with 20% of total assets and less than 1% of total revenues included in the consolidated financial statements of the Company as of and for the year ended December 31, 2021. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Novomer.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP

Atlanta, Georgia
March 7, 2022

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

Danimer Scientific Inc., as successor to Meredian Holdings Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2019, of Danimer Scientific Inc., as successor to Meredian Holdings Group, Inc., (the Company), and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the results of the Company’s operations and its cash flows for the year ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Tallahassee, Florida

October 15, 2020, except for the effects of the revision discussed in Note 1 to the 2020 Consolidated Financial Statements, as to which the date is March 29, 2021

DANIMER SCIENTIFIC, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
(in thousands, except share and per share data)	2021	2020
Assets:
Current assets:
Cash and cash equivalents	$286,487	$377,581
Accounts receivable, net	17,149	6,605
Other receivables, net	3,836	-
Inventories, net	24,573	13,642
Prepaid expenses and other current assets	4,737	3,089
Contract assets	3,576	1,466
Total current assets	340,358	402,383

Property, plant and equipment, net	316,181	106,795
Intangible assets, net	84,659	1,801
Goodwill	62,649	-
Right-of-use assets	19,240	19,387
Leverage loans receivable	13,408	13,408
Restricted cash	481	2,316
Loan fees	1,397	-
Other assets	224	111
Total assets	$838,597	$546,201

Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable	$20,790	$10,610
Accrued liabilities	18,777	9,220
Unearned revenue and contract liabilities	214	2,455
Current portion of lease liability	3,337	3,000
Current portion of long-term debt, net	357	25,201
Total current liabilities	43,475	50,486

Private warrants liability	9,578	82,860
Long-term lease liability, net	22,693	24,175
Long-term debt, net	260,934	31,386
Deferred income taxes	1,014	-
Other long-term liabilities	638	1,250
Total liabilities	$338,332	$190,157

Commitments and Contingencies (Note 19)

Stockholders' equity:
Common stock, $0.0001 par value; 200,000,000 shares authorized: 100,687,820 and 84,535,640 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	$10	$8
Additional paid-in capital	619,145	414,819
Accumulated deficit	(118,890)	(58,783)
Total stockholders’ equity	500,265	356,044
Total liabilities and stockholders’ equity	$838,597	$546,201

The accompanying notes are an integral part of the consolidated financial statements.

DANIMER SCIENTIFIC, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
(in thousands, except share and per share data)	2021	2020	2019

Revenue:
Products	$50,769	$40,692	$26,862
Services	7,980	6,641	5,482
Total revenue	58,749	47,333	32,344

Costs and expenses:
Cost of revenue	57,865	35,876	21,237
Selling, general and administrative	80,004	19,343	16,027
Research and development	20,270	7,851	5,482
(Gain) loss on sale of assets	82	(9)	(281)
Legal settlement	-	-	8,000
Total costs and expenses	158,221	63,061	50,465
Loss from operations	(99,472)	(15,728)	(18,121)

Nonoperating (expense) income:
Gain on remeasurement of private warrants	27,767	3,720	-
Interest, net	(763)	(2,080)	(3,135)
Gain on forgiveness of debt	1,776	5,266	5,550
Loss on loan extinguishment	(2,604)	-	-
Other, net	(44)	(31)	277
Total nonoperating (expense) income:	26,132	6,875	2,692
Loss before income taxes	(73,340)	(8,853)	(15,429)
Income taxes	13,233	-	(4,085)
Net loss	$(60,107)	$(8,853)	$(19,514)

Basic and diluted net loss per share	$(0.65)	$(0.30)	$(0.77)

Weighted average number of shares used to compute
Basic and diluted net loss per share	93,078,004	29,570,658	25,335,298

The accompanying notes are an integral part of the consolidated financial statements.

DANIMER SCIENTIFIC, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Years Ended
	December 31,
(in thousands)	2021	2020	2019
Common stock:
Balance, beginning of period	$8	$3	$3
Issuance of common stock	2	5	-
Balance, end of period	10	8	3

Additional paid-in capital:
Balance, beginning of period	414,819	66,503	56,751
Exercise of warrants, net of issuance costs	138,196	-	-
Stock-based compensation expense	55,270	3,645	5,271
Fair value of private warrants converted to public warrants	45,515	-	-
Purchase of capped call options	(35,040)	-	-
Stock issued under stock compensation plans	3,005	5,540	-
Shares retained for employee taxes	(1,728)	-	-
Issuance of common stock, net of issuance costs	(892)	32,517	8,752
Beneficial conversion feature on convertible notes	-	93	331
Private warrants liability assumed in business combination	-	(86,580)	-
Repurchase and retirement of common stock	-	-	(4,602)
Conversion of debt to common stock	-	655	-
Convertible debt converted at date of reverse acquisition	-	11,068	-
Recapitalization proceeds from sale of common stock, net of transaction costs of $22,844	-	171,380	-
Sale of common shares to private investors	-	209,998	-
Balance, end of period	619,145	414,819	66,503

Accumulated deficit:
Balance, beginning of period	(58,783)	(49,930)	(30,416)
Net loss	(60,107)	(8,853)	(19,514)
Balance, end of period	(118,890)	(58,783)	(49,930)
Total stockholders' equity	$500,265	$356,044	$16,576

The accompanying notes are an integral part of the consolidated financial statements.

DANIMER SCIENTIFIC, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	December 31,
(in thousands)	2021	2020	2019
Cash flows from operating activities:
Net loss	$(60,107)	$(8,853)	$(19,514)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on remeasurement of private warrants	(27,767)	(3,720)	-
Stock-based compensation	55,270	3,645	5,271
Depreciation and amortization	11,674	4,609	3,507
Deferred income taxes	(13,233)	-	4,137
Loss on write-off of deferred loan costs	1,939	-	-
Amortization of debt issuance costs and debt discounts	480	1,655	1,511
Amortization of right-of-use assets and lease liability	(1,040)	514	562
Gain on forgiveness of debt	(1,776)	(5,266)	(5,550)
(Gain) loss on disposal of fixed assets	82	(9)	(281)
Other	389	-	-
Interest incurred but not paid	-	809	-
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable, net	(10,835)	(1,600)	2,195
Inventories, net	(9,799)	(6,604)	(2,993)
Prepaid expenses and other current assets	(4,336)	(2,392)	(263)
Contract assets	(2,110)	(708)	(757)
Other assets	(75)	5	(73)
Accounts payable	2,048	993	3,635
Accrued and other long-term liabilities	(1,526)	5,250	7,360
Unearned revenue and contract liabilities	(2,241)	(2,125)	(420)
Net cash used in operating activities	(62,963)	(13,797)	(1,673)
Cash flows from investing activities:
Purchases of property, plant and equipment and intangible assets	(185,411)	(38,268)	(36,560)
Acquisition of Novomer, net of cash acquired	(151,179)	-	-
Proceeds from sales of property, plant and equipment	422	9	875
Investment in leverage loans receivable related to NMTC financing	-	-	(13,408)
Net cash used in investing activities	(336,168)	(38,259)	(49,093)
Cash flows from financing activities:
Proceeds from long-term debt	240,245	4,547	48,251
Proceeds from exercise of warrants, net of issuance costs	138,196	-	-
Proceeds from Business Combination and PIPE offering	-	403,702	-
Purchase of capped call options	(35,040)	-	-
Principal payments on long-term debt	(27,162)	(1,941)	(15,222)
Transaction costs related to Business Combination and PIPE offering	-	(21,556)	-
Cash paid for debt issuance costs	(10,424)	(135)	(4,681)
Employee taxes related to stock-based compensation	(1,728)	-	-
Proceeds from exercise of stock options	2,899	5,540	-
Proceeds from issuance of common stock, net of issuance costs	(890)	32,518	8,752
Proceeds from employee stock purchase plan	106	-	-
Proceeds from NMTC financing	-	-	21,000
Repurchase and retirement of common stock	-	-	(4,602)
Net cash provided by financing activities	306,202	422,675	53,498
Net (decrease) increase in cash and cash equivalents and restricted cash	(92,929)	370,619	2,732
Cash and cash equivalents and restricted cash-beginning of period	379,897	9,278	6,546
Cash and cash equivalents and restricted cash-end of period	$286,968	$379,897	$9,278

The accompanying notes are an integral part of the consolidated financial statements.

DANIMER SCIENTIFIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

Description of Business

Danimer Scientific, Inc. (“Danimer”) together with its subsidiaries (collectively referred to as the “Company”) is a performance polymer company specializing in bioplastic replacements for traditional petroleum-based plastics.

The Company (formerly Live Oak Acquisition Corp. (“Live Oak”)), was originally incorporated in the State of Delaware on May 24, 2019 as a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, recapitalization, reorganization, or similar business combination with one or more businesses. Live Oak completed its initial public offering in May 2020. On December 29, 2020 (“Closing Date”), Live Oak consummated a business combination (“Business Combination”) pursuant to an Agreement and Plan of Merger, dated as of October 3, 2020, (as amended by Amendment No. 1, dated as of October 8, 2020, and Amendment No. 2, dated as of December 11, 2020, (collectively “Merger Agreement”), by and among Live Oak, Green Merger Corp., (“Merger Sub.”) and Meredian Holdings Group, Inc. (“MHG” or “Legacy Danimer”). Immediately upon consummation of the Business Combination, Merger Sub. merged with and into Legacy Danimer, with Legacy Danimer surviving the merger as a wholly owned subsidiary of Live Oak. In connection with the Business Combination, Live Oak changed its name to Danimer Scientific, Inc.

The Company’s common stock is listed on the New York Stock Exchange under the symbol “DNMR”. Unless the context otherwise requires, “we”, “us”, “our”, “Danimer”, “Danimer Scientific”, and the “Company” refer to Danimer Scientific, Inc., the combined company and its subsidiaries following the Business Combination. Refer to Note 4 for further discussion of the Business Combination.

On August 11, 2021, we closed the acquisition of Novomer, Inc. (“Novomer”). Novomer's financial results are included in our consolidated results from the acquisition date forward.

Financial Statements

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and consolidate all assets and liabilities of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated.

We do not have any items of other comprehensive income (loss), accordingly, there is no difference between net loss and comprehensive (loss) income for 2021, 2020 or 2019, so a separate Statement of Comprehensive Income (Loss) that would otherwise be required is not presented.

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

In April 2020, we received a loan in the amount of approximately $1.8 million pursuant to the Paycheck Protection Program (“PPP”) established by the CARES Act. Under terms of the PPP, certain amounts of the loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. During 2021, this loan was forgiven.

Note 2. Significant Accounting Policies

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

Segments

Our chief operating decision maker is the Chief Executive Officer, who reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. We have one primary business activity and there are no segment managers who are held accountable for operating results at a level below the consolidated unit level. Accordingly, we have determined that we have one operating and reportable segment.

Cash and Cash Equivalents and Restricted Cash

We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents include cash or deposits with financial institutions and deposits in highly liquid money market securities. Deposits with financial institutions are insured by the Federal Deposit Insurance Corporation up to $250,000. Our bank deposits exceed federally-insured limits.

At December 31, 2021 and 2020, long-term restricted cash included $0.4 million and $0.5 million, respectively, related to amounts required under New Markets Tax Credit (“NMTC”) debt agreements with various lenders. At December 31, 2020, restricted cash also included $1.8 million in an escrow account to fund possible repayment of the PPP loan, which was forgiven and the escrow was collected in 2021 (see Note 12).

Accounts Receivable, net

We record accounts receivable at the stated amount of the transactions with our customers and we do not charge interest. The allowance for credit losses is our best estimate of the amount of probable credit losses associated with our accounts receivable. We determine the allowance based on historical experience, current conditions, and reasonable and supportable forecasts. Past-due balances are reviewed individually for collectability. We charge off account balances against the allowance after we have exhausted all means of collection and we consider the potential for recovery to be remote. At December 31, 2021 and 2020 the allowances for credit losses were $0.5 million and $0.1 million, respectively.

Our accounts receivable generally have net 30 to net 60-day payment terms and we usually receive consideration in accordance with the payment terms of the contract. Accordingly, we do not provide customers significant financing arrangements. As of December 31, 2021 and 2020, trade accounts receivable were $16.8 million and $6.3 million, respectively, with the remainders representing other receivables.

Inventories, net

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

Property, Plant and Equipment, net

Property, plant and equipment are stated at cost, net of accumulated depreciation and amortization. Property, plant and equipment are depreciated using the straight-line method over the estimated useful lives of the assets, which range from three to forty years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the related lease term of twenty years. Major property additions, replacements, and improvements that extend useful life are capitalized, while maintenance and repairs which do not extend the useful lives of the assets are expensed. Net gains or losses on equipment sales and other property dispositions are reflected as operating income or expense.

Impairment of Goodwill and Long-Lived Assets

We test goodwill for impairment annually as of November 1 or more frequently if events or circumstances indicate possible impairment.

Other long-lived assets, such as property, plant and equipment and finite-lived intangible assets, are amortized over their respective estimated useful lives and reviewed for impairment if events or circumstances indicate possible impairment.

There were no impairments recognized during 2021, 2020 or 2019.

Convertible Debt and Capped Call

We elected the early adoption of ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40)("ASU 2020-06") effective January 1, 2021. This adoption had no impact on our financials prior to the issuance of our convertible debt on December 21, 2021. We reviewed the applicable models under the simplified guidance and determined that this borrowing should be accounted for as debt and should be presented at stated carrying value net of issuance costs. Additionally, we determined that the conversion feature qualified for a scope exception and was not required to be accounted for separately as a derivative.

In conjunction with the convertible debt, we entered into capped call transactions in which we purchased a call option to receive shares of our common stock. The capped call options are legally separate from the convertible debt, and we accounted for the capped call options separately from the convertible debt. The capped call options are indexed to our own common stock and classified in stockholders’ equity. The premiums paid for the capped call, determined to be the fair value of the capped call options at inception, have been included as a reduction to additional paid-in capital.

Debt Issuance Costs

Debt issuance costs related to long-term debt are reported as a direct deduction from that debt, except for costs associated with debt instruments with no outstanding borrowings, which are reflected as an asset. Debt issuance costs are amortized using the straight-line method which approximates the effective interest rate method over the term of the related debt. Amortization of debt issuance costs is included in interest expense in the consolidated statements of operations and was $0.5 million, $1.0 million and $1.3 million, respectively, during 2021, 2020 and 2019.

Revenue Recognition

We recognize revenue from product sales and services in accordance with FASB ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). We recognize revenue when our customer obtains control of promised goods or services, in an amount that reflects the consideration that we expect to receive in exchange for those goods or services. At contract inception, we assess the goods or services promised within each contract and determine which are performance obligations and assess whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

We derive our revenues primarily from: 1) product sales of developed compostable resins based on polyhydroxyalkanoates (“PHA”), polylactic acid (“PLA”) and other renewable materials; and 2) research and development (“R&D”) services related to developing customized formulations of biodegradable resins based on PHA.

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

R&D service revenues generally involve milestone-based contracts under which we work with a customer to develop a PHA-based solution designed to the customer’s specifications, which may involve a single or multiple performance obligations. When an R&D contract has multiple performance obligations, we allocate the transaction price to the performance obligations utilizing a cost-plus approach to estimate the stand-alone selling price, which contemplates the level of effort to satisfy the performance obligations, and then allocate the transaction price to each of the performance obligations based on the relative percentage of the stand-alone selling price. We recognize revenue for these R&D services over time with progress based on personnel hours incurred to date as a percentage of total estimated personnel hours for each performance obligation identified within the contract. Upon completion of the R&D services, the customers have an option to enter into long-term supply agreements with us for the product(s) that were developed within the respective contracts. We concluded these customer options were marketing offers, not separate performance obligations, since the options did not provide a material right to any of our customers.

For our R&D service revenues, we estimate completion costs for these contracts based on our expertise and experience in providing these services. These estimates may ultimately differ from the actual cost incurred. An increase of 10% in the estimated hours remaining to complete each of our R&D contracts at December 31, 2021 would have reduced our revenue by $1.0 million.

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

Stock-Based Compensation

Awards to employees have been granted with vesting requirements based on duration of service only, a combination of market-based and service-based conditions, and a combination of performance-based and service-based conditions. We recognize expense associated with service-based only condition awards on a straight-line basis over the requisite service period. We recognize expense associated with awards with market-based or performance-based vesting conditions on a straight-line basis over the longest of the explicit, implicit or derived service period term of the award.

Advertising Costs

We charge advertising costs to selling, general and administrative expense as incurred. Advertising costs were not material during 2021, 2020 or 2019.

Research and Development Costs

We charge research and development costs to expense as incurred. Research and development costs include salaries, depreciation, stock-based compensation, consulting and other external fees, and facility costs directly attributable to research and development activities.

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

Business Combinations

We recognize assets acquired and liabilities assumed at their estimated acquisition date fair values, with the excess of purchase price over the estimated fair values of identifiable net assets recorded as goodwill. Assigning fair values requires us to make significant estimates and assumptions regarding the fair value of identifiable intangible assets. We may refine these estimates if necessary over a period not to exceed one year by taking into consideration new information that, if known at the acquisition date, would have affected the fair values recognized for assets acquired and liabilities assumed.

Significant estimates and assumptions are used in estimating the value of acquired identifiable intangible assets, possibly including estimating future cash flows based on forecasted revenues and EBITDA margins that we expect to generate following the acquisition, selecting an appropriate royalty rate when applicable, applying an appropriate discount rate to estimate a present value of those cash flows and determining acquired assets' useful lives. These assumptions are forward-looking and their realization will be affected by future economic and market conditions.

Leases

Operating leases are reflected as right-of-use assets and lease liabilities. The right-of-use assets and lease liabilities are recognized as the present value of the future lease payments over the lease term at commencement date, adjusted for lease incentives, prepaid or accrued rent, and unamortized initial direct costs, as applicable. Since most of the leases do not provide a readily determinable rate implicit in the lease, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. Our incremental borrowing rate for a lease is the rate of interest we would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. Our lease terms may include options to extend or terminate the lease, typically at our own discretion. We evaluate the renewal options at commencement and if they are reasonably certain of exercise, we include the renewal period in the lease term.

For all classes of leased assets, we have applied an accounting policy election to exclude short-term leases from recognition in our consolidated balance sheets. A short-term lease has a lease term of 12 months or less at the commencement date and does not include a purchase option that is reasonably certain of exercise. We recognize short-term lease expense in our consolidated statements of operations on a straight-line basis over the lease term.

Lease costs are recorded in cost of revenue, research and development expenses, or selling, general and administrative expenses based on the underlying functions of the leased assets.

Earnings per Share

We compute basic earnings per share by dividing net income by the weighted-average number of common shares outstanding during the period. In accordance with the Amended and Restated Certificate of Incorporation and as a result of the Business Combination and reverse acquisition, we have retrospectively adjusted the weighted average shares outstanding prior to December 29, 2020 using the established exchange rate of 1 Legacy Danimer common share to 9.158 common shares.

We compute diluted earnings per share by dividing net income by the weighted-average number of common shares outstanding during the period, including potentially dilutive ordinary shares from option exercises, employee share awards, and other dilutive instruments that have been issued. For periods where we have presented a net loss, such securities are excluded from the computation of diluted net loss per share as they would be anti-dilutive.

Recently Adopted Accounting Pronouncements

Accounting for Income Taxes — In December 2019, the FASB issued ASU 2019-12, Income Taxes (“Topic 740”), to simplify the accounting for income taxes, which we adopted effective January 1, 2021. The new guidance changes various subtopics of accounting for income taxes including, but not limited to, accounting for “hybrid” tax regimes, tax basis step-up in goodwill obtained in a transaction that is not a business combination, intraperiod tax allocation exception to incremental approach, ownership changes in investments, interim-period accounting for enacted changes in tax law, and year-to-date loss limitation in interim-period tax accounting. There was no material impact on our consolidated financial statements as a result of adopting this guidance.

Debt - Debt with Conversion and Other Options and Derivatives and Hedging Contracts in Entity's Own Equity - In August 2020, the FASB issued ASU 2020-06, to simplify the accounting for convertible instruments by eliminating large sections of the existing guidance in this area, which we adopted effective January 1, 2021. It also eliminates several triggers for derivative accounting, including a requirement to settle certain contracts by delivering registered shares. This had no effect on our consolidated financial statements prior to the issuance of the convertible notes (see Note 12).

Financial Instruments - Credit Losses — In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (“ASU 2016-13”), which we adopted effective January 1, 2021. ASU 2016-13 requires entities to report “expected” credit losses on financial instruments and other commitments to extend credit rather than the current “incurred loss” model. These expected credit losses for financial assets held at the reporting date are to be based on historical experience, current conditions, and reasonable and supportable forecasts. This ASU also requires enhanced disclosures relating to significant estimates and judgments used in estimating credit losses, as well as the credit quality. There was no material impact on our consolidated financial statements as a result of adopting this guidance.

Recently Issued Accounting Pronouncements

There have been no new accounting pronouncements not yet effective that we believe will have a significant effect, or potential significant effect, on our consolidated financial statements.

Note 3. Fair Value Considerations

Fair value is defined as the price we would receive to sell an asset in a timely transaction or pay to transfer a liability in a timely transaction with an independent buyer in the principal market, or in the absence of a principal market, the most advantageous market for the investment or liability. A framework is used for measuring fair value utilizing a three-tier hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.

The three levels of the fair value hierarchy are as follows:

Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical assets and liabilities;

Level 2 - Observable inputs other than quoted prices in active markets, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data;

Level 3 - Unobservable inputs reflecting management’s assumptions, consistent with reasonably available assumptions made by other market participants. These valuations require significant judgment.

Level 1

The carrying amounts of our cash and cash equivalents and restricted cash were measured using quoted market prices in active markets and represent Level 1 investments. Our other financial instruments such as accounts receivable, accounts payable and accrued expenses, approximate their fair values due to their short maturities. The carrying value of our long-term debt instruments also approximates fair value due to their recent issuance and/or near-term maturities.

We value our restricted stock that does not include market or performance factors at the closing price of a share of our common stock on the grant date, or $37.09 for such restricted stock granted in 2021.

We value our restricted stock with performance factors at the closing price of a share of our common stock on each period end date, or $8.52 at December 31, 2021, since such grants include a cash settlement feature.

Level 2

We value our restricted stock that contain a market-based vesting provision using a Monte Carlo simulation, which takes into account a large number of potential stock price scenarios over time and incorporates varied assumptions about volatility and exercise behavior for those various scenarios. These assumptions are based on market data but cannot be directly observed. A fair value is determined for each potential outcome. The grant date fair value of this restricted stock is the average of the fair values calculated for each potential outcome, or $36.57 for such restricted stock granted in 2021.

The following table provides information regarding the restricted shares that were valued using Monte Carlo simulations on the March 10, 2021 grant date.

Fair value at grant date	$36.57
Dividend yield	0.00%
Risk-free rate	1.51%
Expected term (in years)	9.80

Level 3

We use the Black-Scholes option pricing model to value stock options, including ESPP awards, and our outstanding warrants to purchase shares of our common stock at an exercise price of $11.50 per share, subject to adjustments, that had been privately placed prior to the Business Combination (“Private Warrants”). The Private Warrants and stock options with a cash-settlement feature are re-valued each period end, and all other stock options are valued on the date of grant only. Other than this mark to market factor, we recognize this expense on a straight-line basis over the respective vesting periods. Since our stock price history as a publicly traded company is shorter in duration than the expected lives of our options (other than ESPP awards), we use a peer group to assess volatility. We have not paid and do not currently anticipate paying a cash dividend on our common stock, so we have set the expected annual dividend yield to zero for all calculations. We used risk-free rates equal to the U.S. Treasury yield curves in effect as of the valuation dates for durations equal to the expected lives of each option. We use the simplified method under SAB Topic 14, defined as the mid-point between the vesting period and the contractual term for each grant, to determine the expected lives of stock options and we use the remaining contractual life of the warrants as their expected life.

The following table sets forth the fair values we calculated and the ranges of values used in our Black Scholes calculations for stock options, other than ESPP awards.

	December 31,	Years Ended December 31,
	2021	2021	2020	2019
Share prices of our common stock	$ 8.52	$ 8.52 - $ 45.41	$9.65 - $24.65	N/A
Expected volatilities	48.60%	41.45% - 48.60%	38.00% - 43.40%	37.20% - 38.10%
Risk-free rates of return	1.30%	0.88% - 1.30%	0.23% - 0.88%	1.53% - 2.37%
Expected option terms (years)	5.58	5.58 - 6.00	5.50 - 6.50	4.50 - 6.00
Calculated option values	$ 5.25 - $ 6.68	$ 1.67 - $ 18.52	$2.58 - $9.59	$2.61 - $2.61

The table below sets forth the inputs we used in our Black Sholes models for Private Warrant valuations and the fair values determined.

		Year Ended
	December 31, 2021	December 31, 2021	December 31, 2020
Share price of our common stock	$8.52	$8.20 - $64.29	$23.51
Expected volatility	47.62%	40.00% - 47.62%	40.0%
Risk-free rate of return	1.11%	0.75% - 1.11%	0.36%
Expected warrant term (years)	3.99	3.99 - 4.74	4.99
Fair value determined per warrant	$2.45	$2.45 - $15.14	$13.81

Note 4. Business Combinations

Live Oak and Legacy Danimer

On December 29, 2020, we consummated a business combination with Legacy Danimer pursuant to the Merger Agreement. Pursuant to ASC 805, for financial accounting and reporting purposes, Legacy Danimer was deemed the accounting acquirer, we were treated as the accounting acquiree, and the Business Combination was accounted for as a reverse recapitalization. Effectively, the Business Combination was treated as the equivalent of Legacy Danimer issuing stock for the net assets of Live Oak, accompanied by a recapitalization. Under this method of accounting, the historical financial statements of Legacy Danimer are our historical consolidated financial statements. The net assets of Live Oak are stated at historical costs, with no goodwill or other intangible assets recorded, and are consolidated with Legacy Danimer’s financial statements on the Closing Date. The shares and net loss per share available to holders of the Company’s common stock prior to the Business Combination have been retroactively restated as shares and net loss per share, respectively, reflecting the exchange ratio established in the Merger Agreement as of the earliest period presented.

In connection with the Business Combination, Live Oak entered into subscription agreements with certain investors (“PIPE Investors”), whereby it issued 21,000,000 shares of common stock at $10.00 per share (“Private Placement Shares”) for an aggregate purchase price of $210.0 million (“Private Placement”), which closed simultaneously with the consummation of the Business Combination. Upon the closing of the Business Combination, the Private Placement Shares were automatically converted into shares of our common stock on a one-for-one basis.

The aggregate value of the consideration paid by Live Oak in the Business Combination was $397.3 million, consisting of 39,726,570 shares of Live Oak Class A common stock valued at $10.00 per share. In addition, pursuant to the Merger Agreement, we assumed the obligations under the outstanding options to purchase common shares of Legacy Danimer under its 2016 Director and Executive Officer Stock Incentive Plan and 2016 Omnibus Plan along with options and warrants issued under Non-Plan Legacy Danimer Options and Warrants arrangements (see Notes 11 and 13) and these instruments converted into options and warrants to purchase 6,315,924 shares of our common stock with no changes to the terms of the awards. We realized net proceeds after transaction costs of $381.4 million from the Business Combination.

In connection with the Business Combination, we incurred direct and incremental costs of $22.8 million related to the equity issuance, consisting primarily of investment banking, legal, accounting, and other professional fees, which were recorded against additional paid-in capital as a reduction of proceeds. We incurred additional financial advisory fees and compensation costs related to the Business Combination of $4.3 million that have been included in selling, general and administrative expenses for the year ended December 31, 2020. Transaction costs of $6.7 million were previously recorded in the legal acquirer’s results and therefore are not reflected in the amounts discussed above.

Earnout Shares

The Legacy Danimer shareholders are entitled to receive up to an additional 6,000,000 shares of our common stock (“Earnout Shares”) if the volume-weighted average price (“VWAP”) of our shares equals or exceeds the following prices for any 20 trading days within any 30 trading-day period (“Trading Period”) beginning on June 29, 2021:

Final Trading Period End Date	Number of Shares	VWAP Target
December 31, 2023	2,500,000	$15.00
December 31, 2025	2,500,000	$20.00
December 31, 2025	1,000,000	$25.00

On December 29, 2020, the fair value of the 6,000,000 Earnout Shares was $140.9 million. We reflected the Earnout Shares at December 31, 2020 as a stock dividend by reducing additional paid-in capital, which was offset by the increase in additional paid-in capital associated with the Business Combination.

On September 15, 2021, the first VWAP target was achieved and we issued 2,499,993 Earnout Shares.

Novomer

On August 11, 2021, we acquired all of the outstanding shares of Novomer, a privately held company, in exchange for $153.9 million in cash, gross of cash acquired, subject to certain customary adjustments as set forth in the merger agreement. We also entered into employment or consulting agreements with, and granted stock options to, certain key employees and consultants of Novomer. We have also recorded contingent purchase price payable that will be payable to the sellers upon our collection of an income tax refund receivable.

Novomer uses its proprietary thermal catalytic conversion process to produce a unique type of PHA, referred to under its brand name as Rinnovo, that can be incorporated into some of our products as a complement to our existing PHA polymer at reduced cost. We have included Novomer's results in our consolidated financial statements since August

11, 2021 through December 31, 2021, which contributed net losses of $4.4 million. In 2020, the stand-alone Novomer entity recorded net losses of $9.1 million.

The table below sets forth the preliminary fair values of assets acquired and liabilities assumed including the adjustments recorded, primarily due to changes in preliminary third-party valuation work:

	September 30,		December 31,
(in thousands)	2021	Adjustments	2021
Cash and restricted cash	$2,741	$-	$2,741
Property, plant and equipment	15,591	3,031	18,622
Other assets acquired	2,285	17	2,302
Right-of-use asset	2,000	715	2,715
Acquired technology	85,400	(1,000)	84,400
Goodwill	66,581	(3,932)	62,649
Deferred tax liability	(16,159)	1,913	(14,246)
Lease liability	(2,000)	(759)	(2,759)
Liabilities assumed	(2,019)	15	(2,004)
Contingent purchase price payable	(500)	-	(500)
Total preliminary purchase price	$153,920	$-	$153,920

We have recognized the assets acquired and liabilities assumed at their estimated acquisition date fair values, with the excess of the purchase price over the estimated fair values of the identifiable net assets acquired recorded as goodwill.

The accounting for the business combination is based on currently available information and is considered preliminary. The final accounting for the business combination may differ materially from that presented above as future events may provide additional information about the realizability of other assets or the existence of other liabilities at the acquisition date. In addition, income tax returns for 2021 have yet to be filed, and we are validating certain state income tax allocations, which could result in changes to acquisition-date deferred tax liability.

The preliminary estimated goodwill is attributable to the strategic opportunities and synergies that we expect to arise from the acquisition and the value of its existing workforce. The goodwill is not deductible for federal income tax purposes.

The following table discloses pro forma revenues and earnings for the combined Danimer-Novomer entity as if the acquisition of Novomer took place on January 1, 2020. The pro forma revenue and losses from operations do not necessarily reflect what the combined entity's revenue and losses from operations would have been had the acquisition taken place at that time, and this pro forma financial information may not be useful in predicting our future financial results. The actual results may differ significantly from the pro forma amounts reflected herein due to a variety of factors. The following includes proforma adjustments to reflect amortization of acquired technology intangible assets and to reflect $2.6 million of transaction costs in 2020 instead in 2021. We do not disclose proforma impact related to income taxes or earnings-per-share as we do not believe those are useful to the reader.

	Years Ended December 31,
(in thousands) (unaudited)	2021	2020
Revenue	$58,783	$47,362
Loss from operations	(101,986)	(28,751)

Note 5. Inventories, net

Inventories, net consisted of the following:

	December 31,	December 31,
(in thousands)	2021	2020
Raw materials	$11,555	$6,825
Work in process	928	133
Finished goods and related items	12,090	6,684
Total inventories, net	$24,573	$13,642

At December 31, 2021 and 2020, finished goods and related items included $5.6 million and $3.0 million, respectively, of finished neat PHA.

Note 6. Property, Plant and Equipment, net

Property, plant and equipment, net, consisted of the following:

(in thousands)	Estimated Useful Life (Years)	December 31, 2021	December 31, 2020
Land and improvements	20	$92	$92
Leasehold improvements	Shorter of useful life or lease term	27,845	20,932
Buildings	15-40	2,156	2,089
Machinery and equipment	5-20	97,923	64,164
Motor vehicles	7-10	912	693
Furniture and fixtures	7-10	420	221
Office equipment	3-10	3,368	2,089
Construction in progress	N/A	212,647	36,146
		345,363	126,426
Accumulated depreciation and amortization		(29,182)	(19,631)
Property, plant and equipment, net		$316,181	$106,795

We reported depreciation and amortization expense (which included amortization of intangible assets) as follows:

	Years Ended December 31,
(in thousands)	2021	2020	2019
Cost of revenue	$8,041	$3,646	$2,433
Selling, general and administrative	597	308	459
Research and development	3,036	655	615
Total depreciation and amortization expense	$11,674	$4,609	$3,507

Construction in progress consists primarily of the conversion and build-out of our facility in Winchester, Kentucky and the early phases of construction of our new plant in Bainbridge, Georgia. Property, plant and equipment includes gross capitalized interest of $5.7 million and $5.1 million as of December 31, 2021 and 2020, respectively. In 2021 and 2020, interest costs of $0.6 million and $3.7 million, respectively, were capitalized to property, plant and equipment.
Note 7. Intangible Assets and Goodwill

Intangible Assets

Our recognized intangible assets consist of patents and the unpatented technological know-how of Novomer. Our legacy patents were initially recorded at cost. The values of Novomer's patents and unpatented know-how, collectively the “Novomer Technology”, are inseparable and represent their acquisition-date fair value, less subsequent amortization.

We capitalize patent defense and application costs. Patent costs are amortized on a straight-line basis over their estimated useful lives, which range from 13 to 16 years. The Novomer Technology is amortized over its estimated 20 year useful life. Our intangible portfolio has an estimated weighted average useful life of 19.8 years.

Intangible assets, net, consisted of the following:

	December 31,	December 31,
(in thousands)	2021	2020
Intangible assets, gross	$93,244	$8,297
Capitalized patent costs not yet subject to amortization	869	469
Intangible assets subject to amortization, gross	92,375	7,828
Accumulated amortization	(8,585)	(6,496)
Intangible assets subject to amortization, net	83,790	1,332
Total intangible assets, net	$84,659	$1,801

Amortization expense was $2.1 million, $0.5 million and $0.5 million, respectively during 2021, 2020 and 2019 and are included in research and development costs.

We expect intangible assets currently subject to amortization will amortize over the coming years as follows:

(in thousands)
Years Ending December 31:	Amortization Expense
2022	$4,728
2023	4,564
2024	4,229
2025	4,229
2026	4,229
Thereafter	61,811
Total	$83,790

Goodwill

Changes in the carrying amount of goodwill were as follows:

December 31,
(in thousands)	2021
Balance at beginning of year	$-
Acquisition of Novomer	62,649
Balance at end of year	$62,649

Note 8. Leases

In 2018, we purchased a fermentation facility in Winchester, Kentucky (the Kentucky Facility), including the equipment, machinery, and other personal property located at such facility, for $23.0 million and entered into a sale and leaseback transaction with a large, diversified commercial property REIT pursuant to which we sold the Kentucky Facility and certain of our facilities located in Bainbridge, Georgia to the REIT for $30.0 million and leased back the same properties under a net lease for an initial term of 20 years with renewal terms up to an additional 20 years at our option.

During the first year of the lease, the base annual rent was $2.4 million. The rent is subject to an adjustment of the lesser of (i) 2.0% or (ii) 1.25 times the change in the Consumer Price Index on January 1, 2020, and annually on every January 1st thereafter during the lease term, including any extension terms. The renewal terms have not been recognized as part of the right-of-use asset and lease liability since we have not determined that their exercise is reasonably certain. We used our estimated 2018 incremental borrowing rate of 12.89% when determining the discount rate for the lease.

In May 2020, we amended this lease to include a $7.3 million leasehold improvement allowance that was used to fund improvements in the Kentucky Facility. We accounted for these landlord payments as lease incentives and included these associated improvements in property, plant and equipment. The amendment also increased the annual base rent to $3.1 million in the initial year of the amendment and continued the annual adjustment as discussed above. We evaluated the present value of the revised payments using our estimated incremental borrowing rate of 11.5% as of the date of the amendment, which increased the lease liability by $7.1 million. As of December 31, 2021, the lease, as amended, had a remaining term of 17 years.

In August, 2021, as part of the Novomer business combination, we acquired their principal operating facility in Rochester, New York. We evaluated the present value of the revised payments using our estimated incremental borrowing rate of 11.5%, and recorded a right-of use asset and lease liability of $2.7 million, respectively. Refer to Note 4 for additional information on the Novomer acquisition. As of December 31, 2021, the lease had a remaining term of approximately six years with an option for a five year renewal term, which we assumed will be exercised for lease accounting purposes.

As of December 31, 2021 and 2020, our weighted average remaining lease term was approximately 16.5 years and 18 years, respectively.

The following table sets forth the allocation of our operating lease costs.

	Years Ended December 31,
(in thousands)	2021	2020	2019
Cost of revenue	$1,917	$1,402	$358
Selling, general and administrative	303	1,683	2,334
Research and development	268	535	443
Total operating lease cost	$2,488	$3,620	$3,135

The following table reconciles the undiscounted future lease payments for operating leases to the operating lease liabilities at December 31, 2021.

(in thousands)
Undiscounted future operating lease cash flows for the periods ending December 31,
2022	$3,543
2023	3,545
2024	3,548
2025	3,550
2026	3,553
Thereafter	40,403
58,142
Less interest	(32,112)
Present value of lease liability	$26,030

Note 9. New Market Tax Credit Transactions

We have entered into financing arrangements under the New Markets Tax Credit (“NMTC”) program with various unrelated third-party financial institutions (“Investors”) during 2012, 2013 and 2019. The NMTC program was provided for in the Community Renewal Tax Relief Act of 2000 (“Act”) to induce capital investment in qualified lower income communities. The Act permits taxpayers to claim credits against their federal income taxes for up to 39% of qualified investment in the equity of the community development entities (“CDEs”). CDEs are privately managed investment institutions that are certified to make qualified low-income community investments.

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

The Investors are entitled to substantially all of the benefits derived from the tax credits. The NMTC tax credits are subject to recapture for a compliance period of seven years. During the compliance period, we are required to comply with various regulations and contractual provisions that apply to the NMTC arrangements. We have agreed to indemnify the Investors for any losses or recaptures of the NMTCs until such time as our obligations to deliver tax benefits are relieved. We do not expect the maximum potential amount of future payments under this indemnification to exceed the face amount of the related debt, net of leverage loans receivable, totaling $7.6 million at December 31, 2021. We believe that the likelihood of a required payment under this indemnification is remote. We do not anticipate any credit recaptures will be required in connection with the financing arrangements, and there have been no credit recaptures as of December 31, 2021. The arrangements also include a put/call feature which becomes enforceable at the end of the compliance periods whereby we may be obligated or entitled to repurchase the Investor’s interests in each of the Investment Funds for a nominal amount or fair value. We believe the Investors will exercise their put options at the end of the compliance periods for each of the transactions for nominal amounts. The value attributed to the puts/calls is nominal.

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

Based on these circumstances, we concluded that we were not the primary beneficiary of each VIE and therefore we do not consolidate the VIEs. We record the loans we provided to the Investment Funds as leveraged loan receivables. We include the loans we received from the CDEs within long-term debt.

The below table summarizes our NMTC arrangements (dollars in thousands):

Transaction Date	Amount Borrowed	Interest Rate	Recapture Period End	Loan Maturity Date	Date Extinguished
7/23/2012	$27,000	1.33%	7/31/2019	7/22/2042	7/31/2019
7/30/2013	20,000	1.31%	10/2/2020	9/30/2037	10/2/2020
4/25/2019	9,000	1.96%	4/30/2026	9/30/2048	N/A
11/7/2019	12,000	1.06%	11/30/2026	11/7/2039	N/A

Certain funds related to these NMTC arrangement are restricted for specific use during the compliance periods and these funds are reflected as restricted cash.

As part of our NMTC transactions, we have made leverage loans as follows (dollars in thousands):

Transaction Date	Amount Lent	Interest Rate	Interest Rate Period End	Loan Maturity Date	Date Extinguished
7/23/2012	$20,478	1.00%	7/23/2019	7/22/2042	7/31/2019
7/30/2013	14,334	1.00%	9/3/2020	9/30/2037	10/2/2020
4/25/2019	6,262	2.00%	4/25/2026	9/30/2048	N/A
11/7/2019	7,146	1.08%	11/7/2026	11/7/2039	N/A

If NMTC compliance requirements are met, the balance of each outstanding leverage loan will be forgiven upon extinguishment of each debt instrument related to the respective NMTC agreements. We expect these loans will be forgiven before any principal is due.

During 2020 and 2019, we recognized gains on extinguishment of certain NMTC arrangements of $5.3 million and $5.6 million, respectively.

Note 10. Accrued Liabilities

The components of accrued liabilities were as follows:

	December 31,	December 31,
(in thousands)	2021	2020
Construction in progress expenditures	$8,896	$531
Compensation and related expenses	4,572	5,395
Accrued loss on supply contract	1,423	-
Legal settlement	1,250	1,250
Transaction costs and other legal fees	850	1,293
Other	1,786	751
Total accrued liabilities	$18,777	$9,220

Note 11. Private Warrants

At December 31, 2021 and 2020, respectively, there were 3,914,525 and 6,000,000 outstanding Private Warrants to purchase shares of our common stock at an exercise price of $11.50 per share, subject to adjustments, that had been privately placed prior to the Business Combination. The warrants have been exercisable since May 7, 2021. On December 28, 2025, the Private Warrants will expire.

The Private Warrants meet the definition of a derivative instrument and are reported as liabilities at their fair values each period end, with changes in the fair value of the Private Warrants recorded as a non-cash charge or gain. A rollforward of the private warrants liability is below.

(in thousands)
Balance at December 31, 2019	$-
Initial valuation on December 29, 2020	(86,580)
Gain on remeasurement of private warrants	3,720
Balance at December 31, 2020	$(82,860)
Gain on remeasurement of private warrants	27,767
Fair value of Private Warrants sold	45,515
Balance at December 31, 2021	$(9,578)

Note 12. Debt

The components of long-term debt were as follows:

	December 31,	December 31,
(in thousands)	2021	2020
3.25% Convertible Senior Notes	$240,000	$-
New Market Tax Credit Transactions	21,000	21,000
Subordinated Term Loan	10,205	10,171
Vehicle and Equipment Notes	407	329
Mortgage Notes	242	266
2019 Term Loan	-	27,000
Paycheck Protection Program Loan	-	1,776
Asset-based Lending Arrangement	-	-
Total	$271,854	$60,542
Less: Total unamortized debt issuance costs	(10,563)	(3,955)
Less: Current maturities of long-term debt	(357)	(25,201)
Total long-term debt	$260,934	$31,386

3.25% Convertible Senior Notes

On December 21, 2021, we issued $240 million principal amount of our 3.250% Convertible Senior Notes due 2026 (“Notes”), subject to an indenture (“Indenture”).

The Notes are our senior, unsecured obligations and are (i) equal in right of payment with our existing and future senior, unsecured indebtedness; (ii) senior in right of payment to our existing and future indebtedness that is expressly subordinated to the Notes; (iii) effectively subordinated to our existing and future secured indebtedness, to the extent of the value of the collateral securing that indebtedness; and (iv) structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables.

The Notes accrue interest at a rate of 3.250% per annum, payable semi-annually in arrears on June 15 and December 15 of each year, beginning on June 15, 2022. The Notes will mature on December 15, 2026. Before June 15, 2026, noteholders will have the right to convert their Notes only upon the occurrence of certain events. Starting on June 15, 2026, noteholders may convert their Notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date. We will settle conversions by paying or delivering, as applicable, cash, shares of common stock or a combination of cash and shares, at our election. The initial conversion rate is 92.7085 shares of common stock per $1,000 principal amount of Notes, or approximately $10.79 per share of common stock. The conversion rate and conversion price will be subject to customary adjustments upon the occurrence of certain events. In addition, if certain corporate events that constitute a “Make-Whole Fundamental Change” (as defined in the Indenture) occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time.

The Notes will be redeemable, in whole or in part (subject to certain limitations described below), at our option at any time, and from time to time, between December 19, 2024, and October 20, 2026, but only if certain liquidity conditions are satisfied and the last reported sale price per share of our common stock exceeds 130% of the conversion price on (i) each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the trading day immediately before the date we send the related redemption notice; and (ii) the trading day immediately before the date we send such notice. However, we may not redeem less than all of the outstanding notes unless at least $100.0 million aggregate principal amount of notes are outstanding and not called for redemption as of the time we send the related redemption notice. The redemption price will be a cash amount equal to the principal amount of the Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. In addition, calling any Note for redemption will constitute a Make-Whole Fundamental Change with respect to that Note, in which case the conversion rate applicable to the conversion of that Note will be increased in certain circumstances.

Capped Calls

Also in December 2021, in connection with the Notes, we purchased capped calls (“Capped Calls”) with certain well-capitalized financial institutions for $35 million. The Capped Calls were structured to partially offset the increase in the outstanding number of our common shares should we settle the Notes in shares, or to reduce the net cash outlay required should we settle the Notes in cash. The Capped Calls are call options that permit us, at our option, to require the counterparties to deliver to us shares of our common stock.

The number of shares to be delivered upon such exercise depends on the market value of our common stock at the time of exercise, subject to a cap initially equal to $16.92, and an initial strike price of $10.79 per share. The cap and strike price are subject to adjustment in response to specified changes in our capitalization such as stock splits. Considering these unadjusted figures and assuming a cash settlement of the principal amount of the Notes upon a conversion, if we settle the incremental value of the Notes upon conversion with shares when the market price (as measured according to the terms of the Capped Call) of our common stock is between $10.79 and $16.92, we will be able to call shares equal to the number of incremental shares issuable under the Notes. If such stock price is less than that, then the Capped Calls are “out of the money” and we would not exercise them. To the extent such stock price is greater than $16.92, the Capped Calls would not supply enough shares to entirely offset the number of incremental shares to be issued. We may net-settle the Capped Calls and receive cash instead of shares, we have not exercised any of the Capped Calls at December 31, 2021, and the Capped Calls expire on April 12, 2027.

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

On December 15, 2021, we entered into an amendment to the Credit Agreement, which provides that the availability block was increased from $4.0 million in the aggregate to an initial amount of $11.8 million in the aggregate (which is subject to adjustment from time to time based on our EBITDA and certain fixed charges) and that the undrawn $1.0 million capital expenditure line of credit was discontinued.

At December 31, 2021, we had no borrowings outstanding under the Asset-based Lending Arrangement and estimate that our total availability under this arrangement is $7.3 million.

2019 Term Loan

In March 2019, we entered into a credit agreement (“2019 Term Loan”) for a $30 million term loan maturing on October 13, 2023. Principal payments were due in quarterly payments of $375,000 beginning April 1, 2019 with the outstanding principal balance due at maturity. The 2019 Term Loan was secured by all real and personal property of certain of our subsidiaries. The 2019 Term Loan provided for financial covenants including a maximum capital expenditures limit, leverage ratio and fixed charge coverage ratio, each of which became more restrictive over time.

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

Subordinated Term Loan

In March 2019, we, through a subsidiary, entered into a subordinated second credit agreement (“Subordinated Term Loan”) for $10 million in term loans. The term loans mature on February 13, 2024 and require monthly interest only payments, with the outstanding principal balance due at maturity. The base interest rate is the “Prime Rate” as quoted by the Wall Street Journal (adjusted each calendar quarter; 3.25% at December 31, 2020) plus 2.75%. We have the option to pay up to two percent (2%) in any interest payable in any fiscal quarter by adding such interest payment to the principal balance of the related note (“PIK Interest”). During 2020, we used the PIK Interest option and an additional $0.2 million was included in the principal balance at December 31, 2020. The Subordinated Term Loan provided for financial covenants including a maximum capital expenditures limit, leverage ratio, fixed charge coverage ratio and adjusted EBITDA covenants, certain of which became more restrictive over time.

On March 18, 2021, we amended the Subordinated Term Loan to, among other things, change the base rate from the prime rate to LIBOR, lower the applicable margin to 2% from 2.75%, remove certain prepayment requirements, convert the financial covenants to “springing” financial covenants that do not apply as long as the subsidiary has at least $10 million of unrestricted cash on deposit, increase the capital expenditure covenant, and restrict our ability to prepay the loan until after July 1, 2022. The applicable LIBOR rate at December 31, 2021 was 0.1%.

On December 15, 2021, we amended the Subordinated Term Loan to, among other things, remove the restriction on our ability to voluntarily prepay up to $4.5 million prior to July 1, 2022, and reduce the requirement to maintain at least $10 million of unrestricted cash mentioned above to $5 million in the event we prepay $4.5 million.

The Subordinated Term Loan remains secured by all real and personal property of the borrowing subsidiary and its subsidiaries but is subordinated to all other existing lenders. At December 31, 2021, we were in compliance with all financial covenants.

New Markets Tax Credit Transactions

We have entered into financing arrangements under the NMTC program as described in Note 9.

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

During 2021, our PPP Loan was forgiven and we received the escrow balance, net of associated fees, of $1.8 million and recognized a gain of $1.8 million.

Vehicle and Equipment Notes

We have seventeen vehicle and equipment notes outstanding at December 31, 2021 primarily relating to motor vehicles and warehouse equipment. We make monthly payments on these notes at interest rates ranging from 5.11% to 8.49%.

Mortgage Notes

We have two mortgage notes secured by residential property. These notes bear interest at 6.5% and 5.99% with maturity dates in March 2022 and October 2023.

Cash Maturities

As of December 31, 2021, the future cash maturities of long-term debt are as follows:

(in thousands)	Amount
Years Ended December 31,
2022	$357
2023	108
2024	10,275
2025	42
2026	240,043
Thereafter	21,029
Total future maturities	$271,854

Note 13. Equity

Common Stock

On December 30, 2020, our common stock and public warrants began trading on the New York Stock Exchange under the symbol “DNMR” and “DNMR WS”, respectively. Under our Amended and Restated Certificate of Incorporation, we are authorized and have available for issuance the following shares and classes of capital stock, each with a par value of $0.0001 per share: (i) 200,000,000 shares of common stock and (ii) 10,000,000 shares of preferred stock. Immediately following the Business Combination, there were 84,535,640 shares of common stock and 16,000,000 total warrants outstanding.

As discussed in Note 4, we have retroactively adjusted the shares issued and outstanding prior to December 29, 2020 using the 1.0 : 9.158 exchange ratio established in the Merger Agreement.

Certain 2020 borrowings were convertible into shares of Legacy Danimer. In connection with this indebtedness, 1,686,507 of our common stock were issued in 2020.

We had previously recorded various nonrecourse notes receivable totaling $28.8 million at December 29, 2020 and $27.7 million as of December 31, 2019, respectively. These notes were issued to satisfy the exercise prices for the exercises of stock options by two of our officers. These notes were recorded as an offset to equity and bore interest at between 1.18% and 2.72%. In accordance with ASC 718, the total common shares outstanding at December 31, 2019 excluded 671,124 shares of Legacy Danimer that had been issued in connection with these stock option exercises. In connection with the Business Combination, these Legacy Danimer shares were converted to common shares as described above and the two officers surrendered a total of 1,188,930 shares of our common stock to settle these nonrecourse notes.

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

The following table summarizes the common stock activity for the years ended December 31, 2021 and 2020:

	Years Ended December 31,
	2021	2020
Common stock:
Balance, beginning of period	84,535,640	25,371,186
Issuance of common stock	16,152,180	59,164,454
Balance, end of period	100,687,820	84,535,640

Capped Call Options

On December 16, 2021, in connection with the Notes, we entered into Capped Calls for $35 million, which was recorded as a reduction of additional paid-in capital. For more details, see Note 12.

Public Warrants

At December 31, 2020, there were 10,000,000 outstanding Public Warrants to purchase shares of our common stock. Each warrant entitled the holder to purchase one share of our common stock at a price of $11.50. The warrants were exercisable at any time after May 7, 2021. After the Public Warrants became exercisable, we were able to redeem the outstanding warrants at a price of $0.01 per warrant upon a minimum of 30 days’ prior written notice of redemption, if a specified price target of our common stock was met. This target was met and we announced our intent to redeem the Public Warrants on June 16, 2021. Warrant holders exercised 12,033,169 Public Warrants, including some Public Warrants that had initially been Private Warrants, and we redeemed the remaining 50,965 Public Warrants. Net of fees, we collected $138.2 million in connection with these exercises and redemptions.

These warrants qualified for equity classification and we included them in additional paid-in capital at December 31, 2020.

Non-Plan Legacy Danimer Options and Warrants

Prior to 2017, Legacy Danimer had issued 208,183 stock options that were not a part of either the 2016 Executive Plan nor the 2016 Omnibus Plan. These options had a weighted average exercise price of $30 per share. On December 29, 2020, the then-remaining 30,493 of these options were converted to options to purchase 279,253 shares of our common stock with a weighted average exercise price of $3.28 per share. During 2021, 153,763 of these options were exercised.

As of December 29, 2020, Legacy Danimer had 55,319 warrants outstanding with an exercise price of $30 per share. In connection with the Business Combination, these warrants were converted to options to purchase 506,611 shares of our common stock with an exercise price of $3.28 per share. These options were exercised during 2021 on a cashless basis by issuing 435,961 shares of common stock.

Anti-dilutive Instruments

The following instruments were excluded from the calculation of diluted shares outstanding because the effect of including them would have been anti-dilutive.

	Years Ended December 31,
	2021	2020	2019
Convertible debt	22,250,040	-	1,261,862
Employee stock options	10,589,010	11,008,993	4,344,326
Public Warrants	-	10,000,000	-
Private Warrants	3,914,525	6,000,000	-
Restricted shares	2,529,732	-	-
Legacy Danimer options	125,489	279,252	279,252
Legacy Danimer warrants	-	506,611	1,206,574
Total excluded instruments	39,408,796	27,794,856	7,092,014

Dividends

We have not paid any cash dividends on the common stock to date. We may retain future earnings, if any, for future operations, expansion or debt repayment, and we have no plans to pay cash dividends for the foreseeable future. Any decision to declare dividends in the future will be made at the discretion of the Board of Directors and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions, and other factors that the Board may deem relevant. In addition, our ability to pay dividends are limited by covenants of our existing indebtedness and may be further restricted by an additional indebtedness we may incur.

Note 14. Revenue

We evaluate financial performance and make resource allocation decisions based upon the results of our single operating and reportable segment; however, we believe presenting revenue split between our primary revenue streams of products and services best depicts how the nature, amount, timing and certainty of our net sales and cash flows are affected by economic factors.

We generally produce and sell finished products, for which we recognize revenue upon shipment. Due to the highly specialized nature of our products, returns are infrequent, and therefore we do not estimate amounts for sales returns and allowances. There are no forms of variable consideration such as discounts, rebates, or volume discounts that we estimate to reduce our transaction price. During 2021, three customers each requested that we bill them for product they would not be able to pick up prior to December 31, 2021. We recognized $1.0 million in revenue for such “bill and hold” sales.

We defer certain contract fulfillment costs. These costs are amortized to cost of revenue on a per-pound basis as we sell the related product. During 2021 and 2020, we charged $0.8 million and $0.2 million, respectively, of fulfillment costs to cost of revenue. At December 31, 2021 and December 31, 2020 we had recorded gross contract assets of $2.5 million and $1.5 million, respectively, related to these fulfillment costs.

Our R&D services contract customers generally pay us at the commencement of the agreement and then at additional intervals as outlined in each contract. We recognize contract liabilities for such payments and then recognize revenue as we satisfy the related performance obligations. To the extent collectible revenue recognized under this method exceeds the consideration received, we recognize contract assets for such unbilled consideration.

The following table shows the significant changes in the R&D contract asset and contract liability balances.

	December 31, 2021		December 31, 2020
(in thousands)	Contract Assets	Contract Liabilities	Contract Liabilities
Beginning balance	$-	$(2,115)	$(4,240)
Revenue recognized	2,128	4,157	4,712
Unearned consideration received	-	(2,256)	(2,587)
Ending balance	$2,128	$(214)	$(2,115)

Concentration of Risk

We have a relatively low number of customers. At December 31, 2021, and 2020, our top five customers collectively represented approximately 73% and 80% of total accounts receivable, respectively.

In 2021, we had two customers that each individually accounted for more than 10% of total revenue and that collectively represented 35% of total revenue. In 2020, three such customers represented 58% of total revenue. In 2019, four such customers represented 65% of total revenue.

Disaggregated Revenues

Revenue by geographic areas is based on the location of the customer. The following is a summary of revenue information by major geographic area:

	Years Ended December 31,
(in thousands)	2021	2020	2019
Domestic	$43,264	$24,964	$16,987
Germany	6,618	12,157	6,696
Belgium	5,119	4,916	4,152
Switzerland	2,605	4,423	4,000
All other countries	1,143	873	509
Total revenues	$58,749	$47,333	$32,344

Note 15. Stock-based Compensation

We grant various forms of stock-based compensation, including restricted stock units, stock options and performance-based restricted stock units under our Danimer Scientific, Inc. 2020 Long-Term Equity Incentive Plan (“2020 Incentive Plan”) and employee stock purchase plan instruments under our 2020 Employee Stock Purchase Plan (“2020 ESPP”).

The following table sets forth the allocation of our stock-based compensation expense.

	Years Ended December 31,
(in thousands)	2021	2020	2019
Cost of revenue	$109	$126	$76
Selling, general and administrative	48,782	3,313	5,036
Research and development	7,017	206	159
Total stock-based compensation	$55,908	$3,645	$5,271

Legacy Danimer Stock Incentive Plans

Prior to the Business Combination, the Board of Directors of Legacy Danimer approved the 2016 Director and Executive Officer Stock Incentive Plan (“2016 Executive Plan”) and the 2016 Omnibus Stock Incentive Plan (“2016 Omnibus Plan”). The 2016 Executive Plan provided for the granting of stock options to directors and executive officers of Legacy Danimer. The 2016 Omnibus Plan provided for the grant of stock options to employees and consultants. In addition, Legacy Danimer had issued stock options and warrants (“Non-Plan Legacy Danimer Options and Warrants”) that were not subject to the above option plans.

As a result of the Business Combination, our stockholders approved the 2020 Incentive Plan. In accordance with the Merger Agreement, the Board also approved assuming all outstanding equity-based awards granted under the 2016 Executive Plan and 2016 Omnibus Plan and converting those awards into equity-based awards in our common stock effective upon the consummation of the Business Combination, based on exchange ratios established in the Merger Agreement, and with the same general terms and conditions corresponding to the original awards.

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

Our Board approved, as of August 11, 2021, the assumption of the remaining authorized but unissued 289,951 shares (as adjusted by the merger consideration exchange ratio in connection with the acquisition of Novomer) under the

Novomer legacy stock incentive plan into our 2020 Incentive Plan. On January 16, 2022, our Board approved the assumption of the remaining authorized but unissued 2,895,411 shares under the 2016 Executive Plan and the 2016 Omnibus Plan (as adjusted by the merger consideration exchange ratio in connection with the Business Combination) into our 2020 Incentive Plan.

2020 Equity Incentive Plans

The 2020 Incentive Plan provides for the grant of stock options, stock appreciation rights, and full value awards. Full value awards include restricted stock, restricted stock units, deferred stock units, performance stock and performance stock units. At December 31, 2021, 213,997 shares of our common stock remained available to be issued with respect to awards under the 2020 Incentive Plan. This limit is subject to adjustment in the event of a stock split, stock dividend or other change in our capitalization.

Under the 2020 ESPP, there are 2,566,724 authorized but unissued or reacquired shares of common stock reserved for issuance. During 2021 we began offering 2020 ESPP participation to our employees and issued 5,013 shares under the 2020 ESPP.

Restricted Shares

On March 10, 2021, we registered the shares under the 2020 Incentive Plan and the 2020 ESPP Plan. On this date, a grant of 1,517,836 shares was effective. The restrictions on these shares lapse on successive thirds of the award on December 29, 2021, 2022 and 2023, respectively, and 505,944 shares vested during 2021. We are recognizing the compensation expense for these shares on a straight-line basis from the grant date through December 29, 2023. We recognized $18.8 million of expense during 2021 and 1,011,892 shares remained outstanding at December 31, 2021.

Also on March 10, 2021, we granted 1,517,840 restricted shares for which the restrictions lapse on successive thirds of the award on the first date the volume-weighted average price per share of our common stock equals or exceeds $24.20 for any 20 trading dates within 30-day trading periods beginning on December 29, 2021, 2022, and 2023, respectively. We are recognizing the compensation expense for these shares on a straight-line basis from the grant date through January 2024. We recognized $18.7 million of expense during 2021 and all of these shares remained outstanding at December 31, 2021.

Performance Shares

On July 23, 2021, we awarded 95,943 shares of restricted stock with performance conditions. These shares are unvested until attainment of performance targets defined in the grant agreement as follows:

•
30% of the shares are subject to a return on equity "ROE" metric based on 2023 financial results, with 50% to 100% of these shares vesting proportionately to achieved ROE of 5% to 9%.
•
30% of the shares are subject to an EBITDA Metric based on 2023 financial results, with 50% to 100% of these shares vesting proportionately to achieved EBITDA of $45 million to $65 million.
•
40% of the shares are subject to a Neat PHA production capacity metric based on a third party assessment at December 31, 2023, with 50% to 100% of the shares vesting proportionately to achieved capacity of 75 million pounds to 90 million pounds.

In addition to these performance conditions, vesting of the shares is also subject to a shareholder approval to sufficiently increase the size of the 2020 Incentive Plan, which currently does not have enough shares remaining to fulfill this award. In the event such an approval does not take place, the performance shares must be settled in cash as calculated using the price of our common stock on the vesting date. Due to this cash settlement feature, the performance shares are accounted for as a liability. During 2021, we recognized expense of $0.1 million, included in selling, general and administrative expenses, and recorded a long-term liability of $0.1 million. The performance shares are marked to market using the price of our common stock on each reporting date with a life-to-date adjustment. Other than this mark to market effect, expense is recognized on a straight-line basis between the date of grant and the vesting date, which we anticipate will be in February 2024. All of these performance shares remained outstanding at December 31, 2021.

Stock Options

A summary of stock option activity under our equity plans follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance, December 31, 2019	11,141,491	$4.00	6.91	$28,500,630
Granted	6,089,669	22.46
Exercised	(6,209,331)	4.48		121,333,865
Forfeited	(13,296)	3.28
Balance, December 31, 2020	11,008,533	13.94	8.38	105,341,482
Granted	335,896	19.32
Exercised	(723,369)	3.31		23,188,428
Forfeited	(32,050)
Balance, December 31, 2021	10,589,010	$14.85	7.39	$22,473,835
Exercisable	4,463,758	$4.79	5.23	$21,436,151
Vested and expected to vest	10,589,010	$14.85	7.39	$22,473,835

The aggregate intrinsic values are calculated as the difference between the exercise price of the indicated stock options and the fair value of our common stock on the respective exercise dates or on December 31, as applicable.

The weighted average grant-date fair values of options granted during 2021, 2020 and 2019, were $8.40, $8.91 and $2.13, respectively.

In addition to the stock options granted under our equity plans, during the quarter ended December 31, 2020, we awarded 1,466,874 stock options that were contingent upon shareholder approval of an increase in the number of shares issuable under the 2020 Incentive Plan, which had not occurred. As a result, these awards were not reflected in our consolidated financial statements for the year ended December 31, 2020. During 2021, our Board modified these stock options to add a cash-settlement feature if shareholder approval is not obtained by the vesting dates. These modifications established grant dates for accounting purposes. Also during 2021, we granted 244,073 options that vest ratably on the three successive anniversaries of the grant date with the same cash-settlement feature. During 2021, we recognized expense of $0.5 million and recorded a long-term liability of $0.5 million related to these stock options.

As of December 31, 2021, there was $113.7 million of unrecognized compensation cost related to unvested stock options and restricted shares granted under the 2020 Incentive Plan. That cost is expected to be recognized over a weighted-average period of 2.0 years.

Note 16. Income Taxes

As a result of the Novomer acquisition, as discussed in Note 4, we believe we will be able to recognize some of our previously existing deferred tax assets and as a result, we have recorded a discrete income tax benefit of $13.2 million.

The significant components of our income tax expense (benefit) were as follows:

	Years Ended December 31,
(in thousands)	2021	2020	2019
Current tax expense (benefit)
Federal	$-	$-	$(52)
State	-	-	-
Total current expense (benefit)	-	-	(52)
Deferred tax expense (benefit)
Federal	(14,601)	(2,134)	-
Federal valuation allowance	3,139	2,134	3,218
State	(1,649)	(463)	-
State valuation allowance	(122)	463	919
Total deferred expense (benefit)	(13,233)	-	4,137
Total income tax expense (benefit)	$(13,233)	$-	$4,085

A reconciliation of our actual income tax provision to one computed by applying the statutory federal income tax rate to the income before the provision for income taxes follows:

	Years Ended December 31,
(in thousands)	2021	2020	2019
Federal income tax benefit at statutory federal rate	$(15,401)	$(1,859)	$(3,211)
Permanent difference associated with gain on remeasurement of private warrants	(5,831)	(781)	-
State income tax benefit, net of federal taxes	(1,307)	(573)	(725)
Transaction costs associated with business combinations	475	(220)	-
Revisions to prior years’ estimates	(1,744)	662	(1,003)
Stock-based compensation	474	157	-
Other permanent differences	11	17	18
Other	-	-	3
Officers' salary 162(m) limitation	7,291	-	-
Permanent difference associated with PPP loan forgiveness	(373)	-	-
Change in state rates	155	-	-
Valuation allowance	3,017	2,597	9,003
Total income tax expense (benefit)	$(13,233)	$-	$4,085

Deferred income tax amounts result from temporary differences between financial statements and income tax reporting.

Components of our net deferred tax assets and liabilities were as follows:

	December 31,
(in thousands)	2021	2020
Deferred income tax assets
Net operating loss carryforwards	$39,408	$16,614
Lease liability	5,953	6,921
Stock-based compensation	3,652	1,061
Inventory reserve	577	-
Contribution carryforwards	34	89
Legal settlement accrual	286	637
Deferred revenue	49	625
Allowance for doubtful accounts	120	33
Tax credits	992	-
Interest expense limitation	65	-
Other	325	143
Total deferred income tax assets	51,461	26,123
Valuation allowance	(25,179)	(19,050)
Total deferred income tax assets, net of valuation allowance	26,282	7,073
Deferred income tax liabilities
Right-of-use assets	(4,400)	(4,938)
Depreciation and amortization	(22,896)	(2,135)
Total deferred income tax liabilities	(27,296)	(7,073)
Net deferred income tax liabilities	$(1,014)	$-

In assessing the realizability of deferred income tax assets, we consider whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods at which time those temporary differences become deductible.

In making valuation allowance determinations, we consider all available evidence, positive and negative, affecting specific deferred tax assets, including the scheduled reversal of deferred income tax liabilities, projected future taxable income, the length of carry-back and carry-forward periods, statutory limitations on utilization of net operating losses, and tax planning strategies in making this assessment. The following details the activity in the valuation allowance for 2021 and 2020:

(in thousands)	Beginning Balance	Business Combinations	Additions	Amounts Utilized	Ending Balance
2020	$16,453	$-	$2,597	$-	$19,050
2021	$19,050	$3,112	$3,017	$-	$25,179

Certain of our deferred tax assets relate to federal and state net operating losses and credits. As of December 31, 2021 and 2020, we had federal net operating loss carryforwards of $156 million and $65 million, respectively, available and no capital loss carryforwards available to offset future taxable income. We had state net operating loss carryforwards as of December 31, 2021 and 2020 of $173 million and $65 million, respectively. A significant portion of our net operating loss carryforwards were generated prior to 2018 and are subject to statutory limitations on annual utilization and will expire at various times during the tax years from 2028 through 2036, while net operating loss carryforwards generated 2018 and after will have an indefinite life carryforward.

We did not have any material uncertain tax positions or related interest or penalties in 2021, 2020 or 2019.

We recognize interest and penalties related to unrecognized tax liabilities as a component of income tax expense, if any. We recognized no material interest and penalties during 2021, 2020 and 2019, and we had no accrued interest or penalties as of December 31, 2021 or 2020.

We file U.S. federal income tax returns and state income tax returns for California, Florida, Georgia, Illinois, Kentucky, Massachusetts, New York, Texas and Wisconsin. We are no longer subject to examinations by major tax jurisdictions for 2016 and prior.

During 2020, the CARES Act and the CAA were enacted. Among other provisions, the CARES Act and the CAA provide relief to U.S. federal corporate taxpayers through temporary adjustments to net operating loss rules, changes to limitations on interest expense deductibility, and the acceleration of available refunds for minimum tax credit carryforwards. We evaluated the impact of the CARES Act as part of ASC 740 consideration and did not expect the provisions of the CARES Act would result in a material impact to the consolidated financial statements. We continue to monitor the impact the CARES Act may have on our business.

Note 17. Retirement Plans

We maintain a defined contribution retirement plan (“Plan”) for the benefit of employees who meet certain age and employment criteria. Contributions to the Plan include both a match of 100% of employee contributions up to 4% of each eligible employee’s compensation and, from time to time, a discretionary amount. Our matching expense was $0.5 million, $0.3 million and $0.2 million for 2021, 2020 and 2019, respectively; there were no discretionary contributions during these years.

Note 18. Supplemental Cash Flows

Supplemental cash flow information is presented below.

	Years Ended
	December 31,
(in thousands)	2021	2020	2019
Supplemental cash flow information
Cash paid for interest, net of interest capitalized	$512	$1,450	$1,964
Cash paid for operating leases	3,346	2,950	2,875
Cash paid for income taxes	-	24	-
Supplemental non-cash disclosure
Changes in accounts payable and accrued liabilities related to purchase of property, plant and equipment	16,103	533	6,318
Forgiveness of NMTC leverage loan receivable	-	14,334	20,478
Forgiveness of debt	1,776	20,000	26,069
Conversion of convertible debt to common stock	-	11,723	-
Transaction costs in accounts payable and accrued expenses	-	1,288	-
Accounts payable settled directly by landlord	-	1,082	-
Net assets acquired from Live Oak in Business Combination	-	524	-
Private warrants liability assumed from Live Oak in Business Combination	-	86,580	-

The following table provides a reconciliation of cash and cash equivalents and restricted cash.

	December 31,
(in thousands)	2021	2020	2019
Cash and cash equivalents	$286,487	$377,581	$6,261
Restricted cash	481	2,316	3,017
Total cash and cash equivalents and restricted cash	$286,968	$379,897	$9,278

Note 19. Commitments and Contingencies

Commitments

In connection with our 2007 acquisition of certain intellectual property, we agreed to pay royalties upon production and sale of PHA. The royalty is $0.05 per pound for the first 500 million pounds of PHA sold and decreases to $0.025 per pound for cumulative sales in excess of that amount until the underlying patents expire. We incurred approximately $0.3 million in royalty expense during 2021.

In November 2015, we terminated a former executive and terminated our contract with an advisory firm (“Advisory Contract”), pursuant to which we, through the advisory firm, engaged the individual as an executive of the Company. In December 2015, we deemed the Advisory Contract, together with all related arrangements in connection therewith, void, including any share issuances in connection with such arrangements. We filed suit against the former executive and the advisory firm during 2016, and various counterclaims were filed by the former executive and the advisory firm. During the third quarter of 2020, this matter was settled, we agreed to pay $8 million to resolve all outstanding claims, the executive agreed to the cancellation of any shares issued to him pursuant to the Advisory Contract and related arrangements, and the parties exchanged of mutual releases. The remaining unpaid liability is included in accrued liabilities ($1.25 million and $1.25 million) and other long-term liabilities (zero and $1.25 million) at December 31, 2021 and 2020, respectively.

Litigation Matters

On May 14, 2021 a class action complaint was filed by Darryl Keith Rosencrants in the United States District Court for the Eastern District of New York, on May 18, 2021, a class action complaint was filed by Carlos Caballeros in the United States District Court for the Middle District of Georgia, on May 18, 2021 a class action complaint was filed by Dennis H. Wilkins also in the United States District Court for the Middle District of Georgia, and on May 19, 2021, a class action complaint was filed by Elizabeth and John Skistimas in the United States District Court for the Eastern District of New York. Each plaintiff or plaintiffs brought the action individually and on behalf of all others similarly situated against the Company.

The alleged class varies in each case but covers all persons and entities other than Defendants who purchased or otherwise acquired our securities between October 5, 2020 and May 4, 2021 (“Class Period”). Plaintiffs are seeking to recover damages caused by Defendants’ alleged violations of the federal securities laws and to pursue remedies under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (“1934 Act”) and Rule 10b-5 promulgated thereunder. The complaints are substantially similar and are each premised upon various allegations that throughout the Class Period, Defendants made materially false and misleading statements regarding, among other things, our business, operations and compliance policies.

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

On January 19, 2022, a Consolidated Amended Class Action Complaint (“Amended Complaint”) was filed in the Eastern District of New York, naming as defendants the Company, its directors and certain of its officers as well as certain former directors (collectively, “Defendants”). The Amended Complaint is brought on behalf of a class consisting of (i) purchasers of shares of the Company during the period October 5, 2020 to May 4, 2021, (ii) all holders of the Company’s Class A common stock entitled to vote on the merger transaction between the Company and Meredian Holdings Group, Inc. consummated on December 28, 2020 and (iii) purchasers of Company securities pursuant to the Company’s Registration Statement on Form S-4 that was declared effective on December 16, 2020 or the Company’s Registration Statement on Form S-1 that was declared effective on February 16, 2021. The Amended Complaint asserts claims for violations of Sections 10(b), 14(a) and 20(a) of the Securities Exchange Act of 1934 and Rules 10(b)-5(a)-(c) promulgated thereunder and Sections 11, 12 and 15 of the Securities Act of 1933. Plaintiffs seek the following remedies: (a) a determination that the lawsuit is a proper class action pursuant to Rule 23 of the Federal Rules of Civil Procedure and certifying Plaintiffs as class representative, (b) awarding compensatory and punitive damages allegedly sustained by the class members by reason of the acts set forth in the Amended Complaint and (c) awarding pre-judgment and post-judgment interest and costs and expenses, including reasonable attorneys’ fees and experts’ fees and other costs. Defendants intend to file a motion to dismiss.

On May 24, 2021, a shareholder derivative lawsuit was filed in the Court of Chancery of the State of Delaware by Richard Delman on behalf of the Company, alleging breach of fiduciary duty against the Company’s directors. On October 6, 2021, a shareholders derivative lawsuit was filed in the United States District Court for the District of Delaware by Ryan Perri on behalf of the Company, alleging breach of fiduciary duty against the Company’s directors. Both derivative lawsuits have been stayed pending the outcome of Defendants’ intended motion to dismiss the securities class actions. These derivative complaints repeat certain allegations which are already in the public domain. Defendants deny the allegations of the above complaints, believe the lawsuits are without merit and intend to defend them vigorously.

Since we are unable to estimate the likelihood of incurring a loss, or the amount of loss, if any, related to these matters, we have not accrued any losses for these matters at December 31, 2021.

On May 5, 2021, we received a letter from the Atlanta regional office of the SEC, in connection with a non-public, fact-finding inquiry, requesting that we voluntarily produce certain specified information. On July 14, 2021, we timely and voluntarily produced the information requested by the SEC. On January 26, 2022, we received a follow-up request from the SEC for additional documents and information. We intend to fully comply with this and any subsequent requests we may receive.

In the ordinary course of business, we may be a party to various other legal proceedings from time to time.

Note 20. Subsequent Events

On January 16, 2022, our Board of Directors approved the assumption of the remaining authorized but unissued 2,895,411 shares under Danimer's two legacy stock incentive plans into our 2020 Incentive Plan.