Form 10-Q
period 2022-03-31
Danimer Scientific, Inc.
filed 2022-05-10
CIK 1779020

o

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 10, 2022, the registrant had 101,114,861 shares of common stock, $0.0001 par value per share, outstanding.

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

2

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (UNAUDITED)

DANIMER SCIENTIFIC, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
(in thousands, except share and per share data)	2022	2021
Assets:
Current assets:
Cash and cash equivalents	$210,045	$286,487
Accounts receivable, net	18,825	17,149
Other receivables, net	1,378	3,836
Inventories, net	28,230	24,573
Prepaid expenses and other current assets	4,059	4,737
Contract assets	4,305	3,576
Total current assets	266,842	340,358

Property, plant and equipment, net	364,635	316,181
Intangible assets, net	83,578	84,659
Goodwill	62,663	62,649
Right-of-use assets	19,179	19,240
Leverage loans receivable	13,408	13,408
Restricted cash	480	481
Loan fees	1,452	1,397
Other assets	228	224
Total assets	$812,465	$838,597

Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable	$17,076	$20,790
Accrued liabilities	14,042	18,777
Unearned revenue and contract liabilities	-	214
Current portion of lease liability	3,337	3,337
Current portion of long-term debt, net	218	357
Total current liabilities	34,673	43,475

Private warrants liability	4,583	9,578
Long-term lease liability, net	22,554	22,693
Long-term debt, net	261,459	260,934
Deferred income taxes	723	1,014
Other long-term liabilities	526	638
Total liabilities	$324,518	$338,332

Commitments and Contingencies (Note 15)

Stockholders' equity:
Common stock, $0.0001 par value; 200,000,000 shares authorized: 100,760,215 and 100,687,820 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	$10	$10
Additional paid-in capital	633,213	619,145
Accumulated deficit	(145,276)	(118,890)
Total stockholders’ equity	487,947	500,265
Total liabilities and stockholders’ equity	$812,465	$838,597

The accompanying notes are an integral part of these condensed consolidated financial statements.

DANIMER SCIENTIFIC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
(in thousands, except share and per share data)	2022	2021

Revenue:
Products	$13,216	$11,024
Services	1,527	2,157
Total revenue	14,743	13,181

Costs and expenses:
Cost of revenue	16,065	11,725
Selling, general and administrative	22,236	10,120
Research and development	7,131	2,619
Total costs and expenses	45,432	24,464
Loss from operations	(30,689)	(11,283)

Nonoperating (expense) income:
Gain (loss) on remeasurement of private warrants	4,995	(80,697)
Interest, net	(992)	(148)
Loss on loan extinguishment	-	(2,604)
Other, net	9	(2)
Total nonoperating income (expense):	4,012	(83,451)
Loss before income taxes	(26,677)	(94,734)
Income taxes	291	-
Net loss	$(26,386)	$(94,734)

Basic and diluted net loss per share	$(0.26)	$(1.12)

Weighted average number of shares used to compute
Basic and diluted net loss per share	100,728,366	84,708,137

The accompanying notes are an integral part of these condensed consolidated financial statements.

DANIMER SCIENTIFIC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(UNAUDITED)

	Three Months Ended
	March 31,
(in thousands)	2022	2021
Common stock:
Balance, beginning of period	$10	$8
Issuance of common stock	-	1
Balance, end of period	10	9

Additional paid-in capital:
Balance, beginning of period	619,145	414,819
Stock-based compensation expense	13,750	6,665
Fair value of private warrants converted to public warrants	-	13,922
Stock issued under stock compensation plans	373	1,191
Costs related to warrants	(55)	-
Issuance of common stock, net of issuance costs	-	(815)
Balance, end of period	633,213	435,782

Accumulated deficit:
Balance, beginning of period	(118,890)	(58,783)
Net loss	(26,386)	(94,734)
Balance, end of period	(145,276)	(153,517)
Total stockholders' equity	$487,947	$282,274

The accompanying notes are an integral part of these condensed consolidated financial statements.

DANIMER SCIENTIFIC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31,
(in thousands)	2022	2021
Cash flows from operating activities:
Net loss	$(26,386)	$(94,734)
Adjustments to reconcile net loss to net cash used in operating activities:
(Gain) loss on remeasurement of private warrants	(4,995)	80,697
Stock-based compensation	13,750	6,665
Depreciation and amortization	4,259	2,100
Inventory reserves	1,056	-
Deferred income taxes	(291)	-
Loss on write-off of deferred loan costs	-	1,900
Amortization of debt issuance costs and debt discounts	572	82
Amortization of right-of-use assets and lease liability	(77)	41
Other	612	38
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable, net	(2,272)	(3,529)
Other receivables	2,458	20
Inventories, net	(4,713)	(3,204)
Prepaid expenses and other current assets	678	(1,498)
Contract assets	(729)	-
Other assets	(4)	125
Accounts payable	725	(669)
Accrued and other long-term liabilities	(2,034)	(2,123)
Unearned revenue and contract liabilities	(214)	(119)
Net cash used in operating activities	(17,605)	(14,208)
Cash flows from investing activities:
Purchases of property, plant and equipment	(58,902)	(23,893)
Acquisition of Novomer, net of cash acquired	(14)	-
Net cash used in investing activities	(58,916)	(23,893)
Cash flows from financing activities:
Proceeds from long-term debt	-	120
Cash paid for debt issuance costs	(196)	(25)
Proceeds from exercise of stock options	164	1,191
Proceeds from employee stock purchase plan	209	-
Principal payments on long-term debt	(44)	(27,037)
Cost related to warrants	(55)	-
Proceeds from issuance of common stock, net of issuance costs	-	(815)
Net cash provided by (used in) financing activities	78	(26,566)
Net decrease in cash and cash equivalents and restricted cash	(76,443)	(64,667)
Cash and cash equivalents and restricted cash-beginning of period	286,968	379,897
Cash and cash equivalents and restricted cash-end of period	$210,525	$315,230

Supplemental cash flow information:
Cash paid for interest	$420	$130
Cash paid for operating leases	$885	$798
Supplemental non-cash disclosure:
Changes in accounts payable and accrued liabilities related to purchase of property, plant and equipment	$7,251	$952

The accompanying notes are an integral part of these condensed consolidated financial statements.

DANIMER SCIENTIFIC, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1. Basis of Presentation

Description of Business

Danimer Scientific, Inc., together with its subsidiaries (“Company”, “Danimer”, “we”, “us”, or “our”), is a performance polymer company specializing in bioplastic replacements for traditional petroleum-based plastics. Our common stock is listed on the New York Stock Exchange under the symbol “DNMR”.

The Company (formerly Live Oak Acquisition Corp. (“Live Oak”)), was originally incorporated in the State of Delaware on May 24, 2019 as a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, recapitalization, reorganization, or similar business combination with one or more businesses. Live Oak completed its initial public offering in May 2020. On December 29, 2020, Live Oak consummated a business combination (“Business Combination”) pursuant to an Agreement and Plan of Merger, dated as of October 3, 2020 (as amended by Amendment No. 1, dated as of October 8, 2020, and Amendment No. 2, dated as of December 11, 2020 (collectively “Merger Agreement”), by and among Live Oak, Green Merger Corp. (“Merger Sub.”), and Meredian Holdings Group, Inc. (“Legacy Danimer”). Immediately upon consummation of the Business Combination, Merger Sub. merged with and into Legacy Danimer, with Legacy Danimer surviving the merger as a wholly owned subsidiary of Live Oak. In connection with the Business Combination, Live Oak changed its name to Danimer Scientific, Inc.

On August 11, 2021, we closed the acquisition of Novomer, Inc. (integrated into our business as “Danimer Catalytic Technologies”). Our consolidated results include those of Danimer Catalytic Technologies from the acquisition date forward. Refer to Note 2 for further discussion of the acquisition.

Financial Statements

The accompanying condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and consolidate all assets and liabilities of the Company and its wholly owned subsidiaries. GAAP requires us to make certain estimates and assumptions in recording assets, liabilities, sales and expenses as well as in the disclosure of contingent assets and liabilities. Actual results could differ from those estimates. All intercompany transactions and balances have been eliminated. Certain reclassifications have been made to previously reported amounts to conform to the current presentation. In preparing these condensed consolidated financial statements, we have considered and, where appropriate, included the effects of the COVID-19 pandemic on our operations. The pandemic continues to provide significant challenges to the U.S. and global economies.

Since we do not have any items of other comprehensive income or loss, there is no difference between net loss and comprehensive (loss) income for the three month periods ended March 31, 2022 or 2021, so a separate Statement of Comprehensive Income (Loss) that would otherwise be required is not presented.

Recently Issued Accounting Pronouncements

There have been no new accounting pronouncements not yet effective that we believe will have a significant effect, or potential significant effect, on our condensed consolidated financial statements.

Note 2. Business Combination

Danimer Catalytic Technologies

On August 11, 2021, we acquired all of the outstanding shares of Novomer, Inc., a privately held company, in exchange for $153.9 million in cash, gross of cash acquired, subject to certain customary adjustments as set forth in the merger agreement. We also entered into employment or consulting agreements with, and granted stock options to, certain key employees and consultants of Novomer Inc. We have also recorded contingent purchase price payable that will be payable to the sellers upon our collection of an income tax refund receivable.

Danimer Catalytic Technologies uses its proprietary thermal catalytic conversion process to produce a unique type of PHA, referred to under its brand name as Rinnovo, that can be incorporated into some of our products as a complement to our existing PHA polymer at reduced cost.

The table below sets forth the preliminary fair values of assets acquired and liabilities assumed including the adjustments recorded in the three months ended March 31, 2022:

	December 31,		March 31,
(in thousands)	2021	Adjustments	2022
Cash and restricted cash	$2,741	$-	$2,741
Property, plant and equipment	18,622	-	18,622
Other assets acquired	2,302	-	2,302
Right-of-use asset	2,715	-	2,715
Acquired technology	84,400	-	84,400
Goodwill	62,649	14	62,663
Deferred tax liability	(14,246)	-	(14,246)
Lease liability	(2,759)	-	(2,759)
Liabilities assumed	(2,004)	(14)	(2,018)
Contingent purchase price payable	(500)	-	(500)
Total preliminary purchase price	$153,920	$-	$153,920

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

The following table compares pro forma revenue and loss from operations for the combined entity for the three months ended March 31, 2021 as if the acquisition had taken place on January 1, 2021 to actual results for the three months ended March 31, 2022. These pro forma results do not necessarily reflect what the combined entity's results would have been had the acquisition taken place at that time, and this pro forma financial information may not be useful in predicting our future financial results. The actual results might have differed significantly from the pro forma amounts reflected herein due to a variety of factors. The following includes pro forma adjustments to reflect amortization of acquired technology intangible assets. We do not disclose pro forma impact related to income taxes or earnings-per-share as we do not believe those are useful to the reader in our situation.

	Three Months Ended March 31,
(in thousands)	2022	2021
Revenue	$14,743	$13,195
Loss from operations	(30,689)	(13,672)

During the three months ended March 31, 2022, Danimer Catalytic Technologies incurred $2.9 million in expenses, including amortization expense.

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

We value our restricted stock that does not include market or performance factors at the closing price of a share of our common stock on the grant date, or $5.86 for such restricted stock granted during the three months ended March 31, 2022.

We value our restricted stock with performance factors at the closing price of a share of our common stock on each period end date, or $5.86 at March 31, 2022, since such grants include a cash settlement feature.

Level 2

We value our restricted stock that contain a market-based vesting provision using a Monte Carlo simulation, which takes into account a large number of potential stock price scenarios over time and incorporates varied assumptions about volatility and exercise behavior for those various scenarios. These assumptions are based on market data but cannot be directly observed. A fair value is determined for each potential outcome. There were no restricted stock units that contained a market-based vesting condition issued during the three months ended March 31, 2022.

Level 3

We use the Black-Scholes option pricing model to value stock options, including ESPP awards, and our outstanding warrants to purchase shares of our common stock at an exercise price of $11.50 per share, subject to adjustments, that had been privately placed prior to the Business Combination (“Private Warrants”). The Private Warrants and stock options with a cash-settlement feature are re-valued each period end, and all other stock options are valued on the date of grant only. Other than this mark to market factor, we recognize this expense on a straight-line basis over the respective vesting periods. Since our stock price history as a publicly traded company is shorter in duration than the expected lives of our options (other than ESPP awards), we use a peer group to assess volatility. We have not paid and do not currently anticipate paying a cash dividend on our common stock, so we have set the expected annual dividend yield to zero for all calculations. We used risk-free rates equal to the U.S. Treasury yield curves in effect as of the valuation dates for durations equal to the expected lives of each option. We use the simplified method under Staff Accounting Bulletin Topic 14, defined as the mid-point between the vesting period and the contractual term for each grant, to determine the expected lives of stock options and we use the remaining contractual life of the warrants as their expected life.

The following table sets forth the fair values we calculated and the ranges of values used in our Black Scholes calculations for stock options, other than ESPP awards.

	March 31,	Three Months Ended March 31,
	2022	2022	2021
Share prices of our common stock	$5.86	$3.88 - $5.86	$22.41 - $64.29
Expected volatilities	44.74%	44.42% - 48.51%	41.50% - 41.50%
Risk-free rates of return	2.38%	1.66% - 2.39%	1.05% - 1.05%
Expected option terms (years)	5.31	5.31 - 6.00	6.00 - 6.00
Calculated option values	$2.68	$0.69 - $3.44	$18.52 - $18.52

The table below sets forth the inputs we used in our Black Scholes models for Private Warrants valuations and the fair values determined.

	March 31, 2022	December 31, 2021
Share price of our common stock	$5.86	$8.52
Expected volatility	49.4%	47.6%
Risk-free rate of return	2.41%	1.11%
Expected warrant term (years)	3.75	3.99
Fair value determined per warrant	$1.17	$2.45

Note 4. Inventories, net

Inventories, net consisted of the following:

	March 31,	December 31,
(in thousands)	2022	2021
Raw materials	$13,428	$11,555
Work in process	989	928
Finished goods and related items	13,813	12,090
Total inventories, net	$28,230	$24,573

At March 31, 2022 and December 31, 2021, finished goods and related items included $6.5 million and $5.6 million of finished neat PHA. Inventory at March 31, 2022 is stated net of reserves of $1.1 million related to interim assessments to reduce the carrying value of inventory to its fair value.

Note 5. Property, Plant and Equipment, net

Property, plant and equipment, net, consisted of the following:

(in thousands)	Estimated Useful Life (Years)	March 31, 2022	December 31, 2021
Land and improvements	20	$92	$92
Leasehold improvements	Shorter of useful life or lease term	27,893	27,845
Buildings	15-40	2,156	2,156
Machinery and equipment	5-20	99,716	97,923
Motor vehicles	7-10	912	912
Furniture and fixtures	7-10	433	420
Office equipment	3-10	3,467	3,368
Construction in progress	N/A	262,226	212,647
		396,895	345,363
Accumulated depreciation and amortization		(32,260)	(29,182)
Property, plant and equipment, net		$364,635	$316,181

We reported depreciation and amortization expense (which included amortization of intangible assets) as follows:

	Three Months Ended March 31,
(in thousands)	2022	2021
Cost of revenue	$2,227	$1,839
Selling, general and administrative	161	96
Research and development	1,871	165
Total depreciation and amortization expense	$4,259	$2,100

Construction in progress consists primarily of the build-out of our facility in Winchester, Kentucky and early phases of construction of our new plant in Bainbridge, Georgia. Property, plant and equipment includes gross capitalized interest of $7.3 million and $5.7 million as of March 31, 2022 and December 31, 2021, respectively. For the three months ended March 31, 2022 and 2021, interest costs of $1.6 million and $0.2 million, respectively, were capitalized to property, plant and equipment.

Note 6. Intangible Assets and Goodwill

Intangible Assets

Our recognized intangible assets consist of patents and the unpatented technological know-how of Danimer Catalytic Technologies. Our legacy patents were initially recorded at cost. The values of Danimer Catalytic Technologies' patents and unpatented know-how are inseparable and represent their acquisition-date fair value, less subsequent amortization.

We capitalize patent defense and application costs. Patent costs are amortized on a straight-line basis over their estimated useful lives, which range from 13 to 16 years. The Danimer Catalytic Technologies patents are amortized over its estimated 20 year life. Our intangible portfolio has an estimated weighted average useful life of 19.8 years.

Intangible assets, net, consisted of the following:

	March 31,	December 31,
(in thousands)	2022	2021
Intangible assets, gross	$93,344	$93,244
Capitalized patent costs not yet subject to amortization	971	869
Intangible assets subject to amortization, gross	92,373	92,375
Accumulated amortization	(9,766)	(8,585)
Intangible assets subject to amortization, net	82,607	83,790
Total intangible assets, net	$83,578	$84,659

Amortization expense of $1.2 million and $0.1 million, respectively, during the three months ended March 31, 2022 and 2021 was included in research and development costs.

Goodwill

Changes in the carrying amount of goodwill were as follows:

March 31,
(in thousands)	2022
Balance at beginning of year	$62,649
Adjustment of estimate of fair value of liabilities assumed related to Danimer Catalytic Technologies acquisition	14
Balance at end of year	$62,663

Note 7. Accrued Liabilities

The components of accrued liabilities were as follows:

	March 31,	December 31,
(in thousands)	2022	2021
Construction in progress accruals	$4,751	$8,896
Accrued interest	2,234	274
Compensation and related expenses	1,702	4,572
Accrued loss on supply contract	1,423	1,423
Legal settlement	938	1,250
Accrued taxes	824	500
Transaction costs and other legal fees	500	850
Other	1,670	1,012
Total accrued liabilities	$14,042	$18,777

Note 8. Income Taxes

Income tax expense for the three months ended March 31, 2022 was a benefit of $0.3 million. Our effective income tax rates were 1.09% and zero for the three months ended March 31, 2022 and 2021, respectively. Our effective tax rate differed from the federal statutory rate of 21% due to our valuation allowance against substantially all of our net deferred tax assets.

In assessing the realizability of deferred income tax assets, we consider whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods at which time those temporary differences become deductible.

In making valuation allowance determinations, we consider all available evidence, positive and negative, affecting specific deferred tax assets, including the scheduled reversal of deferred income tax liabilities, projected future taxable income, the length of carry-back and carry-forward periods, and tax planning strategies in making this assessment. At March 31, 2022 we continued to maintain a partial valuation allowance against our net deferred tax assets due to the uncertainty surrounding realization of such assets.

Note 9. Leases

The following table sets forth the allocation of our operating lease costs.

	Three Months Ended March 31,
(in thousands)	2022	2021
Cost of revenue	$628	$530
Selling, general and administrative	127	51
Research and development	132	144
Total operating lease cost	$887	$725

Note 10. Private Warrants

At March 31, 2022 and December 31, 2021, there were 3,914,525 outstanding Private Warrants to purchase shares of our common stock at an exercise price of $11.50 per share, subject to adjustments, which were privately placed prior to the Business Combination. The Private Warrants are exercisable at any time after May 7, 2021. On December 28, 2025, any then outstanding Private Warrants will expire.

The Private Warrants meet the definition of derivative instruments and are reported as liabilities at their fair values at each period end, with changes in the fair value of the Private Warrants recorded as a non-cash charge or gain. A rollforward of the Private Warrants liability is below.

(in thousands)
Balance at December 31, 2021	$(9,578)
Gain on remeasurement of private warrants	4,995
Balance at March 31, 2022	$(4,583)

Note 11. Debt

The components of long-term debt were as follows:

	March 31,	December 31,
(in thousands)	2022	2021
3.25% Convertible Senior Notes	$240,000	$240,000
New Market Tax Credit Transactions	21,000	21,000
Subordinated Term Loan	10,205	10,205
Vehicle and Equipment Notes	368	407
Mortgage Notes	236	242
Asset-based Lending Arrangement	-	-
Total	$271,809	$271,854
Less: Total unamortized debt issuance costs	(10,132)	(10,563)
Less: Current maturities of long-term debt	(218)	(357)
Total long-term debt	$261,459	$260,934

3.25% Convertible Senior Notes

On December 21, 2021, we issued $240 million principal amount of our 3.250% Convertible Senior Notes due 2026 (“Notes”), subject to an indenture (“Indenture”).

The Notes are our senior, unsecured obligations and accrue interest at a rate of 3.250% per annum, payable semi-annually in arrears on June 15 and December 15 of each year, beginning on June 15, 2022. The terms of the Notes are complex and can be found in greater detail in our Annual Report for the year ended December 31, 2021. We will settle conversions by paying or delivering, as applicable, cash, shares of common stock or a combination of cash and shares, at our election. The initial conversion rate, which is subject to change, is approximately $10.79 per share of common stock. If certain liquidity conditions are met, we may redeem the Notes between December 19, 2024, and October 20, 2026. The Notes will mature on December 15, 2026.

Capped Calls

Also in December 2021, in connection with the Notes, we purchased capped calls (“Capped Calls”) with certain well-capitalized financial institutions for $35 million. The Capped Calls are call options that permit us, at our option, to require the counterparties to deliver to us shares of our common stock. We may also net-settle the Capped Calls and receive cash instead of shares. We have not exercised any of the Capped Calls at March 31, 2022, and the Capped Calls expire on April 12, 2027.

Asset-based Lending Arrangement

On April 29, 2021, we entered into a credit facility (“Credit Agreement”), which we amended December 15, 2021, with Truist Bank that includes a $20.0 million variable interest rate asset-based lending arrangement. The amount of the revolving commitment available for borrowing at any given time is subject to a borrowing base formula that is based upon our qualifying accounts receivable and inventory. Any borrowings are secured by these assets. These arrangements mature on April 29, 2026.

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

The Credit Agreement contains customary affirmative and negative covenants, and after October 29, 2023, we are required to maintain a trailing twelve month consolidated fixed charge coverage ratio of at least 1.1:1.0.

At March 31, 2022, we had no borrowings outstanding under the Credit Arrangement and estimated that our total availability under this arrangement was $1.1 million.

Subordinated Term Loan

In March 2019, we, through a subsidiary, entered into a subordinated second credit agreement (“Subordinated Term Loan”) for $10 million in term loans. The term loans mature on February 13, 2024 and require monthly interest only payments, with the outstanding principal balance due at maturity. The Subordinated Term Loan provides for “springing” financial covenants including a maximum capital expenditures limit, leverage ratio, fixed charge coverage ratio and adjusted EBITDA covenants, certain of which became more restrictive over time, and which do not apply as long as the borrowing subsidiary maintains an unrestricted cash deposit of at least $10 million.

The Subordinated Term Loan remains secured by all real and personal property of the borrowing subsidiary and its subsidiaries but is subordinated to all other existing lenders. At March 31, 2022, we were in compliance with all financial covenants.

New Markets Tax Credit Transactions

We entered into financing arrangements under the New Markets Tax Credit (“NMTC”) program during 2019 with various unrelated third-party financial institutions (individually and collectively referred to as “Investors”), which then invest in certain "Investment Funds.

In each of the financing arrangements, we loaned money to the Investment Funds. These loans of $13.4 million are recorded as leveraged loan receivables as of March 31, 2022 and December 31, 2021. Each Investment Fund then contributed the funds from our loan and the Investor’s investment to a special purpose entity, which then in turn loaned the contributed funds to a wholly owned subsidiary of the Company.

We believe these borrowings, and our related loans to the Investment Funds, will be forgiven in 2026.

Vehicle and Equipment Notes

We have seventeen vehicle and equipment notes outstanding at March 31, 2022 primarily relating to motor vehicles and warehouse equipment. We make monthly payments on these notes at interest rates ranging from 5.11% to 8.49%.

Mortgage Notes

We have two mortgage notes secured by residential property. These notes bear interest at 6.5% and 5.25% with maturity dates in October 2023 and March 2025.

Note 12. Equity

Common Stock

The following table summarizes the common stock activity for the three months ended March 31, 2022 and 2021, respectively.

	Three Months Ended March 31,
	2022	2021
Balance, beginning of period	100,687,820	84,535,640
Issuance of common stock	72,395	803,505
Balance, end of period	100,760,215	85,339,145

Public Warrants

At December 31, 2020, there were 10 million outstanding publicly traded warrants to purchase shares of our common stock with an exercise price of $11.50 per share, subject to adjustments (“Public Warrants”). The Public Warrants were exercisable and potentially redeemable after May 7, 2021.

On June 16, 2021, we redeemed 50,965 Public Warrants, which included all unexercised Public Warrants. Prior to the redemption, 12,033,169 Public Warrants, including some Public Warrants that had initially been Private Warrants, were exercised. Net of fees, we collected $138.1 million in connection with these exercises and redemptions. The Public Warrants had qualified as equity instruments and we had included them in additional paid-in capital.

Non-Plan Legacy Danimer Options and Warrants

Prior to 2017, Legacy Danimer had issued 208,183 stock options that were not a part of either the 2016 Executive Plan or the 2016 Omnibus Plan. These options had a weighted average exercise price of $30 per share. On December 29, 2020, the then-remaining 30,493 of these options were converted to options to purchase 279,255 shares of our common stock with a weighted average exercise price of $3.28 per share. During 2021, 153,763 of these options were exercised and as of March 31, 2022, 125,489 of these options remain.

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

	Three Months Ended March 31,
	2022	2021
Convertible debt	22,250,040	-
Employee stock options	11,227,250	10,682,969
Public Warrants	-	10,518,847
Private Warrants	3,914,525	5,481,847
Restricted shares	2,671,482	-
Performance shares	50,251	-
Legacy Danimer options	125,489	279,253
Total excluded instruments	40,239,037	26,962,916

Note 13. Revenue

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

We defer certain contract fulfillment costs. These costs are amortized to cost of revenue on a per-pound basis as we sell the related product. During the three months ended March 31, 2022 and 2021, we charged $0.2 million and $0.2 million, respectively, of fulfillment costs to cost of revenue. At March 31, 2022 and December 31, 2021 we had recorded gross contract assets of $2.6 million and $1.4 million, respectively, related to these fulfillment costs.

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

The following table shows the significant changes in the R&D contract asset and contract liability balances.

	March 31,		December 31,
	2022		2021
(in thousands)	Contract Assets	Contract Liabilities	Contract Assets	Contract Liabilities
Beginning balance	$2,128	$(214)	$-	$(2,115)
Revenue recognized	772	582	2,128	4,157
Unearned consideration received	-	(368)	-	(2,256)
Ending balance	$2,900	$(0)	$2,128	$(214)

Disaggregated Revenues

Revenue by geographic areas is based on the location of the customer. The following is a summary of revenue information by major geographic area:

	Three Months Ended March 31,
(in thousands)	2022	2021
Domestic	$10,828	$10,887
Germany	2,689	1,255
Belgium	528	-
Switzerland	301	800
All other countries	397	239
Total revenues	$14,743	$13,181

Note 14. Stock-Based Compensation

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

In connection with the acquisition of Novomer, Inc. described in Note 2, we obtained additional authorized share pool of 289,951 shares, which could only be granted to former Novomer, Inc. employees or employees hired after August 11, 2021, of which no shares remain at March 31, 2022.

On January 16, 2022, our Board approved the assumption of the remaining authorized but unissued 2,895,411 shares under the Legacy Danimer 2016 Executive Plan and 2016 Omnibus Plan into our 2020 Incentive Plan.

On March 31, 2022 and December 31, 2021, 1,958,463 shares and 213,997 shares, respectively, of our common stock remained authorized for issuance with respect to awards under the 2020 Incentive Plan.

The 2020 ESPP Plan provides for the sale of our common stock to our employees through payroll withholding at a discount of 15% from the lower of the closing price of our common stock on the first or last day of each biannual offering period. Up to 2,571,737 shares of our common stock were authorized to be issued under this plan. We have issued 27,407 shares as of March 31, 2022.

These share pool limits are subject to adjustment in the event of a stock split, stock dividend or other changes in our capitalization.

The following table sets forth the allocation of our stock-based compensation expense.

	Three Months Ended March 31,
(in thousands)	2022	2021
Cost of revenue	$29	$26
Selling, general and administrative	11,866	5,780
Research and development	1,805	859
Total stock-based compensation	$13,700	$6,665

Restricted Shares

During the three months ended March 31, 2022, we granted 38,659 restricted shares that lapse on February 7, 2023 and 103,092 restricted shares that lapse on successive thirds of the award on February 7, 2023, 2024 and 2025, respectively. We recognize the compensation expense for these shares on a straight-line basis from the grant date through February 7, 2025. During the three months ended March 31, 2021, we granted 1,517,836 restricted shares. The restrictions on these shares lapse on successive thirds of the award on December 29, 2021, 2022 and 2023, respectively, and 505,944 of these shares vested during 2021. We recognize the compensation expense for these shares on a straight-line basis from the grant date through December 29, 2023. We recognized $4.7 million and $1.4 million of expense related to these awards during the three months ended March 31, 2022 and 2021, respectively, and 1,153,642 shares remained outstanding at March 31, 2022.

Also during the three months ended March 31, 2021, we granted 1,517,840 restricted shares for which the restrictions lapse on successive thirds of the award on the first date the volume-weighted average price per share of our common stock equals or exceeds $24.20 for any 20 trading dates within 30-day trading periods beginning on December 29, 2021, 2022, and 2023, respectively. We are recognizing the compensation expense for these shares on a straight-line basis from the grant date through January 2024. We recognized $4.6 million and $1.4 million of expense during the three months ended March 31, 2022 and 2021, respectively, and all of these shares remained outstanding at March 31, 2022.

Performance Shares

On March 31, 2022, we awarded 489,949 shares of restricted stock with performance conditions. These shares are unvested until attainment of performance targets defined in the grant agreement as follows:

•
30% of the shares are subject to a total PHA revenue metric based on 2024 financial results. 50% of these shares vest if total PHA revenue is $151 million, 100% vest if total PHA revenue is $189 million or higher, with prorated vesting between $151 million and $189 million.
•
30% of the shares are subject to an Adjusted EBITDA Metric based on 2024 financial results. 50% of these shares vest if Adjusted EBITDA is $9.2 million, 100% vest if Adjusted EBITDA is $13.8 million or higher, with prorated vesting between $9.2 million and $13.8 million.
•
40% of the shares are subject to a Neat PHA production capacity metric based on a third party assessment at December 31, 2024, 50% of the shares vest if capacity is 68 million pounds, 100% vest if capacity is 81 million pounds or higher, with prorated vesting between 68 million pounds and 81 million pounds.

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

In addition to these performance conditions, vesting of certain of these shares is also subject to having sufficient capacity in the 2020 Incentive Plan, which may not have enough shares remaining to fulfill these awards. In the event registered shares are unavailable, 535,641 of the 585,892 outstanding performance shares must be settled in cash as calculated using the price of our common stock on the vesting date. Due to this cash settlement feature, certain performance shares are accounted for as a liability. During the quarter ended March 31, 2022, we recognized expense of $0.1 million, included in selling, general and administrative expenses, and recorded a long-term liability of $0.1 million. Those certain performance shares are marked to market using the price of our common stock with a life-to-date adjustment. Other than this mark to market effect, expense is recognized on a straight-line basis between the date of grant and the vesting date, which we anticipate will be in February 2024 and March 2025, respectively. All of these performance shares remained outstanding at March 31, 2022.

Stock Options

A summary of stock option activity under our equity plans for the three months ended March 31, 2022 follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance, December 31, 2021	10,589,010	$14.85	7.39	$22,473,835
Granted	688,240	3.96
Exercised	(50,000)	3.28		81,300
Balance, March 31, 2022	11,227,250	14.24	7.32	11,642,645
Exercisable	4,357,385	$4.78	4.96	$10,334,662
Vested and expected to vest	11,227,250	$14.24	7.32	$11,642,645

The aggregate intrinsic values are calculated as the difference between the exercise price of the indicated stock options and the fair value of our common stock on the respective exercise dates or on March 31, 2022, as applicable.

In addition to the stock options granted under our equity plans, during the quarter ended March 31, 2022, we granted 972,222 stock options that contained a cash-settlement feature if adequate shares were not available to settle the award by the vesting dates. During 2021, we granted 1,710,947 options that vest ratably on the three successive anniversaries of the grant date with the same cash-settlement feature. For the three months ended March 31, 2022, we recognized expense of $0.5 million and recorded a long-term liability of $0.5 million related to these stock options.

The weighted average grant-date fair values of options granted during the three month period ended March 31, 2022 and 2021, were $1.77 and $18.52, respectively.

As of March 31, 2022, there was $107.2 million of unrecognized compensation cost related to unvested stock options and restricted shares granted under the 2020 Incentive Plan. That cost is expected to be recognized over a weighted-average period of 2.9 years.

Note 15. Commitments and Contingencies

Commitments

In connection with our 2007 acquisition of certain intellectual property, we agreed to pay royalties upon production and sale of PHA. The royalty is $0.05 per pound for the first 500 million pounds of PHA sold and decreases to $0.025 per pound for cumulative sales in excess of that amount until the underlying patents expire. We incurred approximately $0.1 million in royalties during each of the three months ended March 31, 2022 and 2021.

We have open purchase orders related to our Kentucky Facility Phase II expansion and our Greenfield plant construction totaling $125.7 million with anticipated delivery at various dates through August 2024.

In November 2015, we terminated a former executive and terminated our contract with an advisory firm (“Advisory Contract”), pursuant to which we, through the advisory firm, engaged the individual as an executive of the Company. In December 2015, we deemed the Advisory Contract, together with all related arrangements in connection therewith, void, including any share issuances in connection with such arrangements. We filed suit against the former executive and the advisory firm during 2016, and various counterclaims were filed by the former executive and the advisory firm. During the third quarter of 2020, this matter was settled, we agreed to pay $8 million to resolve all outstanding claims, the executive agreed to the cancellation of any shares issued to him pursuant to the Advisory Contract and related arrangements, and the parties exchanged of mutual releases. The remaining unpaid liability of $0.9 million and $1.25 million is included in accrued liabilities at March 31, 2022 and December 31, 2021, respectively.

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

On January 19, 2022, a Consolidated Amended Class Action Complaint (“Amended Complaint”) was filed in the Eastern District of New York, naming as defendants the Company, its directors and certain of its officers as well as certain former directors (collectively, “Defendants”). The Amended Complaint is brought on behalf of a class consisting of (i) purchasers of shares of the Company during the period October 5, 2020 to May 4, 2021, (ii) all holders of the Company’s Class A common stock entitled to vote on the merger transaction between the Company and Meredian Holdings Group, Inc. consummated on December 28, 2020 and (iii) purchasers of Company securities pursuant to the Company’s Registration Statement on Form S-4 that was declared effective on December 16, 2020 or the Company’s Registration Statement on Form S-1 that was declared effective on February 16, 2021. The Amended Complaint asserts claims for violations of Sections 10(b), 14(a) and 20(a) of the Securities Exchange Act of 1934 and Rules 10(b)-5(a)-(c) promulgated thereunder and Sections 11, 12 and 15 of the Securities Act of 1933. Plaintiffs seek the following remedies: (a) a determination that the lawsuit is a proper class action pursuant to Rule 23 of the Federal Rules of Civil Procedure and certifying Plaintiffs as class representative, (b) awarding compensatory and punitive damages allegedly sustained by the class members by reason of the acts set forth in the Amended Complaint and (c) awarding pre-judgment and post-judgment interest and costs and expenses, including reasonable attorneys’ fees and experts’ fees and other costs. The Defendants will file a motion to dismiss the Amended Complaint in accordance with the following briefing schedule: motion due by May 13, 2022, opposition due by July 14, 2022 and reply due by August 30, 2022.

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

Since we are unable to estimate the likelihood of incurring a loss, or the amount of loss, if any, related to these matters, we have not accrued any losses for these matters at March 31, 2022.

On May 5, 2021, we received a letter from the Atlanta regional office of the SEC, in connection with a non-public, fact-finding inquiry, requesting that we voluntarily produce certain specified information. On July 14, 2021, we timely and voluntarily produced the information requested by the SEC. On January 26, 2022, we received a follow-up request from the SEC for additional documents and information. By April 8, 2022, we timely and voluntarily produced the additional information requested by the SEC and have since received no further correspondence.

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

Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. These forward-looking statements are based on information available as of the date of this Report (or, in the case of forward-looking statements incorporated herein by reference, if any, as of the date of the applicable filed document), and any accompanying supplement, and current expectations, forecasts and assumptions, and involve a number of risks and uncertainties. Accordingly, forward-looking statements should not be relied upon as representing the Company’s views as of any subsequent date, and the Company does not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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

On December 29, 2020, the registrant, Live Oak Acquisition Corp. (“Live Oak”), merged with and into Legacy Danimer, with Legacy Danimer surviving as the surviving company (“Business Combination”) and as a wholly owned subsidiary of Live Oak, and changed its name from Live Oak Acquisition Corp. to Danimer Scientific, Inc. (“Danimer”). Live Oak was incorporated in the State of Delaware on May 24, 2019 as a special purpose acquisition company formed for the purpose of effecting a business combination with one or more businesses. Live Oak completed its initial public offering in May 2020.

On August 11, 2021, we closed the acquisition of Novomer, Inc. (“Danimer Catalytic Technologies”) in exchange for $153.9 million in cash, gross of cash acquired, subject to certain customary adjustments as set forth in the merger agreement. Danimer Catalytic Technologies' financial results are included in those of the Company from that date forward. Danimer Catalytic Technologies utilizes feedstocks as an input into its proprietary thermal catalytic conversion process to produce a unique type of PHA or p(3HP) or otherwise referred to under its brand name as Rinnovo.

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

We recently began making PHA on a commercial scale. In December 2018, we acquired a fermentation facility in Winchester, Kentucky (“Kentucky Facility”). We embarked on a two-phase commissioning strategy for the Kentucky Facility. Phase II construction is underway with production expected to commence in the second quarter of 2022, which will expand the capacity of the plant by 45 million pounds of finished product, bringing total plant capacity up to 65 million pounds of finished product per year. We have invested approximately $122 million of the projected $128 million, in the Phase II expansion through March 31, 2022 excluding pre-engineering costs, capitalized interest and internal labor and overhead.

In November 2021, we broke ground for the construction of a PHA plant in Bainbridge, Georgia (“Greenfield Facility”) that would require a capital investment of approximately $500 million to $612 million with a planned annual production capacity of approximately 125 million pounds of finished product. Through March 31, 2022, we have invested approximately $100 million in the Greenfield Facility, excluding capitalized interest and internal labor and overhead. We may add additional capacity to the Greenfield Facility at a future date.

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

Research and Development and Other Services

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

Comparability of Financial Information

Our results of operations may not be comparable between periods as a result of the Business Combination and the acquisition of Danimer Catalytic Technologies.

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

Current Developments

During the first quarter, we made further inroads in our mission to create biodegradable consumer packaging and other products which address the global plastics waste crisis, building on our team’s many accomplishments since we became a public company in late 2020 by:

•
entering into a partnership agreement with Hyundai,
•
increasing our PHA production capacity,
•
making additional progress in negotiating development and supply agreements with our blue-chip customers, and
•
remaining on schedule with the construction of our Phase II Kentucky Facility expansion.

Some of our PLA materials are used in products that are sold into Russia and Ukraine, and such sales have been disrupted by the ongoing conflict there. Further, the producer of those products is seeking to use a new formulation and we do not know if we will be awarded that business. As a result, PLA sales declined during the quarter, we expect them to decline as compared with the prior year for the remainder of 2022, and we recorded a charge of $1.0 million during the quarter to reflect the reduced fair value of our raw material and finished goods on hand related solely to this business.

Russia & Ukraine Conflict

With respect to the war in the Ukraine, our business and operational environment is impacted by, among other things, responsive governmental actions including sanctions imposed by the U.S. and other governments.

While we do not have operations in either country, we have experienced a decline in sales due to the conflict. We have also experienced supply chain challenges and increased logistics and raw material costs which we believe may be due in part to the negative impact on the global economy from the ongoing war in Ukraine, including but not limited to canola oil, which our PHA production currently uses as a feedstock. Prior to the Russian invasion, Ukraine was a significant producer of canola, though we do not source from Ukraine, and we have already placed orders to reduce our exposure to shortages or inflation.

The extent to which the conflict may continue to impact Danimer in future periods will depend on future developments, including the severity and duration of the conflict, its impact on regional and global economic conditions, and the extent of supply chain disruptions. We will continue to monitor the conflict and assess the related sanctions and other effects and may take further actions if necessary.

Critical Accounting Policies

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the reported periods. Our disclosure of our key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results, are set forth in our Annual Report on Form 10-K for the year ended December 31, 2021.

Condensed Consolidated Results of Operations for the Three Months Ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(in thousands)	2022	2021	Change
Revenue:
Products	$13,216	$11,024	$2,192
Services	1,527	2,157	(630)
Total revenue	14,743	13,181	1,562
Cost of revenue	16,065	11,725	4,340
Gross profit	(1,322)	1,456	(2,778)
Gross profit percentage	-9.0%	11.0%
Operating expense:
Selling, general and administrative	22,236	10,120	12,116
Research and development	7,131	2,619	4,512
Total operating expenses	29,367	12,739	16,628
Loss from operations	(30,689)	(11,283)	(19,406)
Nonoperating income (expense):
Gain (loss) on measurement of private warrants	4,995	(80,697)	85,692
Loss on loan extinguishment	-	(2,604)	2,604
Interest, net	(992)	(148)	(844)
Other, net	9	(2)	11
Total nonoperating income (expense)	4,012	(83,451)	87,463
Loss before income taxes	(26,677)	(94,734)	68,057
Income taxes	291	-	291
Net loss	$(26,386)	$(94,734)	$68,348

Revenue

The increase in product revenue was driven by a 15% increase in pounds sold and a 4% increase in our weighted average selling price. In the first quarter of 2022, PHA-based products represented 52% of total revenue and only represented 29% of total revenue during the same period in the prior year. PHA-based product sales increased $3.9 million due to production capacity ramp-up in our Kentucky Facility. PLA-based product sales decreased $1.8 million compared to the prior year period primarily due to the conflict in Ukraine.

The decrease in service revenue relates primarily to a $0.6 million decrease in revenue from research and development contracts. We recognize revenue for these R&D services over time with progress measured based on personnel hours incurred to date as a percentage of total estimated personnel hours for each performance obligation identified within the contract, and we incurred fewer such hours in the current year as certain projects near completion.

Three of our customers accounted for 58% and 54% of total revenue for the three months ended March 31, 2022 and 2021, respectively.

Cost of revenue and gross profit

Cost of revenue increased 37% for the three months ended March 31, 2022 as compared with the three months ended March 31, 2021. This is largely driven by the 15% increase in pounds sold noted above. Cost of revenue for the current quarter includes a $1.0 million charge for inventory associated with certain customers that sell product in Ukraine and a charge for unusual manufacturing costs of $0.3 million resulting from temporary changes put in place during a safety review performed following the December 2021 fire in our Kentucky Facility, which combined represent another 11% of this increase. Most of the remaining increase is related to the relative mix between PHA and PLA sales. As noted above, PHA sales increased significantly as a percentage of total product revenue this quarter as compared with the prior year quarter. While the Phase I Kentucky Facility has reached the ability to produce at full capacity, much of what was sold during the quarter had been produced previously, during periods of lower utilization and higher fixed cost absorption rates. As a result, the margin profile of the PHA sold continues to be lower than that of our PLA products. We believe the margin profile of our PHA products will continue to improve after this older, higher-cost inventory works through the channel and Phase II of our expansion comes online and begins to operate at scale.

The decline in gross profit percentage was primarily due to lower volumes of PLA products that led to a lower margin for those products in the current quarter, combined with lower R&D and tolling services revenue, partially offset by higher PHA volumes at improved margins. Our gross profit percentage was also impacted by $1.3 million, or 9% of total revenue, of specifically-identified charges also noted above for the quarter.

Operating expenses

The increase in selling, general and administrative expense was due primarily to an increase in stock-based compensation expense of $6.1 million primarily related to equity awards granted since the prior year period as well as $1.5 million in compensation and benefit related expenses due to headcount increases during the prior and current year, an increase of $1.4 million in legal costs incurred to support our transition to becoming a publicly traded company, $0.6 million increase in office expenses and $0.4 million increase in property and other insurance costs and increased accrued property taxes associated with our growing asset base. The increase in research and development expense period over period was primarily due to $2.6 million increase of R&D expense of Danimer Catalytic Technologies (including $1.7 million of depreciation and amortization), an increase of $1.0 million due to compensation and benefits costs related to additional headcount in the research and development areas and an increase in stock-based compensation of $0.9 million primarily related to equity awards granted since the prior year.

Gain (loss) on remeasurement of private warrants

The current quarter remeasurement gain on our Private Warrants represents a decrease in the fair value of each of the 3.9 million outstanding Private Warrants due primarily to a decrease in the market price of our common stock during the period. The prior year quarter remeasurement loss was, conversely, due to the common stock price increase during that period.

Interest expense

The increase in interest expense, net of capitalization, primarily resulted from the issuance of our $240 million principal amount 3.250% Convertible Senior Notes in December 2021.

Income taxes

For the current quarter, we had a tax benefit of $0.3 million as compared to no tax benefit or expense in the prior year quarter. Our effective tax rates differed from the federal statutory rate of 21% due to our net loss position and maintaining a full valuation allowance, other than as noted in connection with the acquisition of Danimer Catalytic Technologies.

Net loss

We reported a net loss in the three months ended March 31, 2022 of $26.4 million as compared with a loss of $94.7 million in the prior year period. The decrease in loss before income taxes for the three months ended March 31, 2022 compared with 2021 was primarily attributable to loss on remeasurement of private warrants during the prior year quarter and a gain on such remeasurement in the current year period. This decrease was offset by increases in operating expenses during the current quarter, as discussed in the sections above.

Liquidity and Capital Resources

Our primary sources of liquidity are currently equity issuances and debt financings. As of March 31, 2022 we had $210.0 million in cash and cash equivalents. While we believe we have established a growing source of revenue that will be sufficient to cover our ongoing operating costs once our production reaches scale, we are currently experiencing a period of significant capital expenditures resulting from the ongoing expansion and construction of our manufacturing and production facilities.

Excluding pre-engineering costs, capitalized interest and internal labor and overhead, we have invested $122.3 million in the Phase II expansion through March 31, 2022. In total, we expect to invest $128 million in the Kentucky Facility by the time it is completed. We broke ground on our Greenfield Facility construction ahead of schedule in November 2021 and started placing orders for long-lead time equipment items to mitigate the impacts of ongoing inflation and delivery delays that may result from global supply chain challenges. As of March 31, 2022, we have invested $100 million of capital for the Greenfield Facility, excluding capitalized interest, internal labor and overhead. The completion of the Greenfield Facility is contingent upon receiving additional financing. We believe we have adequate liquidity to fund our operations for the next twelve months.

We have open purchase orders related to our Kentucky Facility Phase II expansion and our Greenfield plant construction totaling $125.7 million with anticipated delivery at various dates through August 2024.

As of March 31, 2022, our most significant borrowing facilities are our 3.25% Convertible Senior Notes and our Subordinated Term Loan described below.

3.25% Convertible Senior Notes

On December 21, 2021, we issued $240 million principal amount of our 3.250% Convertible Senior Notes due 2026 (“Notes”), subject to an indenture (“Indenture”).

The Notes are our senior, unsecured obligations and accrue interest at a rate of 3.250% per annum, payable semi-annually in arrears on June 15 and December 15 of each year, beginning on June 15, 2022. The terms of the Notes are complex and can be found in greater detail in our Annual Report for the year ended December 31, 2021. We will settle conversions by paying or delivering, as applicable, cash, shares of common stock or a combination of cash and shares, at our election. The initial conversion rate, which is subject to change, is approximately $10.79 per share of common stock. If certain liquidity conditions are met, we may redeem the Notes between December 19, 2024, and October 20, 2026. The Notes will mature on December 15, 2026.

Capped Calls

Also in December 2021, in connection with the Notes, we purchased capped calls (“Capped Calls”) with certain well-capitalized financial institutions for $35 million. The Capped Calls are call options that permit us, at our option, to require the counterparties to deliver to us shares of our common stock. We may also net-settle the Capped Calls and receive cash instead of shares. We have not exercised any of the Capped Calls at March 31, 2022, and the Capped Calls expire on April 12, 2027.

Subordinated Term Loan

In March 2019, we, through a subsidiary, entered into a subordinated second credit agreement (“Subordinated Term Loan”) for $10 million in term loans. The term loans mature on February 13, 2024 and require monthly interest only payments, with the outstanding principal balance due at maturity. The Subordinated Term Loan provides for “springing” financial covenants including a maximum capital expenditures limit, leverage ratio, fixed charge coverage ratio and adjusted EBITDA covenants, certain of which became more restrictive over time, and which do not apply as long as the borrowing subsidiary maintains an unrestricted cash deposit of at least $10 million.

The Subordinated Term Loan remains secured by all real and personal property of the borrowing subsidiary and its subsidiaries but is subordinated to all other existing lenders. At March 31, 2022, we were in compliance with all financial covenants.

Cash Flows for the Three Months Ended March 31, 2022 and 2021:

The following table summarizes our cash flows from operating, investing and financing activities:

	Three Months Ended March 31,
(in thousands)	2022	2021
Net cash used in operating activities	$(17,605)	$(14,208)
Net cash used in investing activities	$(58,916)	$(23,893)
Net cash provided by (used) in financing activities	$78	$(26,566)

Cash flows from operating activities

Net cash used in operating activities was $17.6 million during the current quarter and was $14.2 million during the comparable period for 2021. The period-to-period change was primarily attributable to changes in working capital.

Cash flows from investing activities

In the current quarter, we used $58.9 million for the purchase of property, plant and equipment which exceeds the $23.9 million for such purchases in the prior year quarter. During 2022, we continued construction of the Greenfield Facility and Phase II of our expansion of our Kentucky Facility.

Cash flows from financing activities

For the current quarter, net cash provided by financing activities of $0.1 million consisted primarily of:

•
Proceeds from the exercise of stock options and ESPP units of $0.4 million;
•
Repayments of debt of $0.2 million

In the prior year quarter, net cash used in financing activities of $26.6 million consisted primarily of:

•
Principal payments of long-term debt of $27.0 million;
•
Proceeds from the exercise of stock options of $1.2 million

Off-balance Sheet Arrangements

At March 31, 2022, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks, including potential losses arising from adverse changes in market prices and rates, such as various commodity prices. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

Our primary financial instruments are cash and cash equivalents. This includes cash in banks and highly rated, liquid money market investments. We believe these instruments are not subject to material potential near-term losses in future earnings from reasonably possible near-term changes in market rates or prices.

Commodity Price Risk

Our products are made using various purchased components and several basic raw materials, in particular PLA, polybutylene succinate (“PBS”), polybutylene adipate terephthalate (“PBAT”) and canola oil. We expect prices for these items to fluctuate based on marketplace demand and other factors, such as the effect of the Russian invasion of Ukraine on canola oil prices. Our product margins and level of profitability may fluctuate whether or not we pass increases in purchased component and raw material costs on to our customers.

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

Evaluation of Disclosure Controls and Procedures

On August 11, 2021, we completed the acquisition of Danimer Catalytic Technologies. SEC guidance permits management to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition. In conducting our evaluation of the effectiveness of our internal control over financial reporting, we excluded Danimer Catalytic Technologies in our evaluation during the three-month period ended March 31, 2022. We are in the process of incorporating Danimer Catalytic Technologies into our system of internal control over financial reporting.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

We have evaluated the effectiveness of our disclosure controls and procedures for the three month period ended March 31, 2022. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the date of this report, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were not effective due to material weaknesses in our internal control over financial reporting that were disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

Changes in Internal Control over Financial Reporting

Other than the remediation efforts discussed below, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three month period ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation of Previously Identified Material Weaknesses

As previously described in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2021, we began implementing remediation plans to address the material weaknesses referenced above. The weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

PART II—OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Refer to the information provided in Note 15 to the Notes to the Condensed Consolidated Financial Statements presented in Part I, Item 1. of this report.

Item 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 6. EXHIBITS

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed with this quarterly report

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Danimer Scientific, Inc.

Date: May 10, 2022	By:	/s/ Stephen E. Croskrey
Stephen E. Croskrey
Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2022	By:	/s/ Michael A. Hajost
Michael A. Hajost
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)