Form 10-Q
period 2022-06-30
Danimer Scientific, Inc.
filed 2022-08-09
CIK 1779020

o

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 9, 2022, the registrant had 101,170,634 shares of common stock, $0.0001 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS

Certain statements contained herein, as well as in other filings we make with the United States Securities and Exchange Commission (“SEC”) and other written and oral information we release, regarding our future performance constitute "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements may relate to, among other things, the impact on our business, operations and financial results of the COVID-19 pandemic and the ongoing conflict in Ukraine (each of which, among other things, may affect many of the items listed below); the demand for our products and services; revenue growth; effects of competition; supply chain and technology initiatives; inventory and in-stock positions; state of the economy; state of the credit markets, including mortgages, home equity loans, and consumer credit; impact of tariffs; demand for credit offerings; management of relationships with our employees, suppliers and vendors, and customers; international trade disputes, natural disasters, public health issues (including pandemics and related quarantines, shelter-in-place orders, and similar restrictions), and other business interruptions that could disrupt supply or delivery of, or demand for, our products or services; continuation of equity programs; net earnings performance; earnings per share; capital allocation and expenditures; liquidity; return on invested capital; expense leverage; stock-based compensation expense; commodity price inflation and deflation; the ability to issue debt on terms and at rates acceptable to us; the impact and expected outcome of investigations, inquiries, claims, and litigation; the effect of accounting charges; the effect of adopting certain accounting standards; the impact of regulatory changes; financial outlook; and the integration of acquired companies into our organization and the ability to recognize the anticipated synergies and benefits of those acquisitions.

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

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (UNAUDITED)

DANIMER SCIENTIFIC, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
(in thousands, except share and per share data)	2022	2021
Assets:
Current assets:
Cash and cash equivalents	$140,388	$286,487
Accounts receivable, net	18,224	17,149
Other receivables, net	1,408	3,836
Inventories, net	32,729	24,573
Prepaid expenses and other current assets	5,394	4,737
Contract assets, net	3,900	3,576
Total current assets	202,043	340,358

Property, plant and equipment, net	408,885	316,181
Intangible assets, net	82,495	84,659
Goodwill	62,663	62,649
Right-of-use assets	19,133	19,240
Leverage loans receivable	13,408	13,408
Restricted cash	449	481
Loan fees	1,413	1,397
Other assets	228	224
Total assets	$790,717	$838,597

Liabilities and Stockholders' equity:
Current liabilities:
Accounts payable	$11,748	$20,790
Accrued liabilities	10,994	18,777
Unearned revenue and contract liabilities	2,290	214
Current portion of lease liability	3,337	3,337
Current portion of long-term debt, net	2,242	357
Total current liabilities	30,611	43,475

Private warrants liability	2,571	9,578
Long-term lease liability, net	22,412	22,693
Long-term debt, net	262,032	260,934
Deferred income taxes	483	1,014
Other long-term liabilities	753	638
Total liabilities	$318,862	$338,332

Commitments and Contingencies (Note 15)

Stockholders' equity:
Common stock, $0.0001 par value; 200,000,000 shares authorized: 101,114,861 and 100,687,820 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	$10	$10
Additional paid-in capital	647,566	619,145
Accumulated deficit	(175,721)	(118,890)
Total stockholders’ equity	471,855	500,265
Total liabilities and stockholders’ equity	$790,717	$838,597

The accompanying notes are an integral part of these condensed consolidated financial statements.

DANIMER SCIENTIFIC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2022	2021	2022	2021

Revenue:
Products	$11,575	$11,294	$24,791	$22,318
Services	1,128	3,177	2,655	5,334
Total revenue	12,703	14,471	27,446	27,652

Costs and expenses:
Cost of revenue	14,934	12,460	30,999	24,185
Selling, general and administrative	20,975	19,079	43,211	29,199
Research and development	8,913	3,975	16,044	6,594
Loss on sale of assets	1	33	1	33
Total costs and expenses	44,823	35,547	90,255	60,011
Loss from operations	(32,120)	(21,076)	(62,809)	(32,359)

Nonoperating income (expense):
Gain (loss) on remeasurement of private warrants	2,012	58,740	7,007	(21,957)
Interest, net	(652)	(203)	(1,644)	(352)
Gain on forgiveness of debt	-	1,776	-	1,776
Loss on loan extinguishment	-	-	-	(2,604)
Other, net	75	11	84	10
Total nonoperating income (expense):	1,435	60,324	5,447	(23,127)
(Loss) income before income taxes	(30,685)	39,248	(57,362)	(55,486)
Income taxes	240	-	531	-
Net (loss) income	$(30,445)	$39,248	$(56,831)	$(55,486)

Basic net (loss) income per share	$(0.30)	$0.44	$(0.56)	$(0.64)
Diluted net (loss) income per share	$(0.30)	$0.39	$(0.56)	$(0.64)

Weighted average number of shares used to compute:
Basic net (loss) income per share	101,047,650	88,806,086	100,888,185	86,760,615
Effect of dilutive instruments	-	12,718,858	-	-
Diluted net (loss) income per share	101,047,650	101,524,944	100,888,185	86,760,615

The accompanying notes are an integral part of these condensed consolidated financial statements.

DANIMER SCIENTIFIC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2022	2021	2022	2021
Common stock:
Balance, beginning of period	$10	$8	$10	$8
Issuance of common stock	-	1	-	1
Balance, end of period	10	9	10	9

Additional paid-in capital:
Balance, beginning of period	633,213	435,782	619,145	414,819
Stock-based compensation expense	14,233	14,031	27,983	20,696
Fair value of private warrants converted to public warrants	-	31,593	-	45,515
Stock issued under stock compensation plans	120	1,275	493	2,466
Exercise of warrants, net of issuance costs	-	138,202	-	138,202
Issuance of common stock, net of issuance costs	-	(75)	-	(890)
Costs related to warrants	-	-	(55)	-
Balance, end of period	647,566	620,808	647,566	620,808

Accumulated deficit:
Balance, beginning of period	(145,276)	(153,517)	(118,890)	(58,783)
Net (loss) income	(30,445)	39,248	(56,831)	(55,486)
Balance, end of period	(175,721)	(114,269)	(175,721)	(114,269)
Total stockholders' equity	$471,855	$506,548	$471,855	$506,548

The accompanying notes are an integral part of these condensed consolidated financial statements.

DANIMER SCIENTIFIC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30,
(in thousands)	2022	2021
Cash flows from operating activities:
Net loss	$(56,831)	$(55,486)
Adjustments to reconcile net loss to net cash used in operating activities:
(Gain) loss on remeasurement of private warrants	(7,007)	21,957
Stock-based compensation	27,983	20,696
Depreciation and amortization	8,588	4,311
Inventory reserves	597	-
Deferred income taxes	(531)	-
Loss on write-off of deferred loan costs	-	1,900
Amortization of debt issuance costs and debt discounts	1,152	207
Gain on forgiveness of debt	-	(1,776)
Amortization of right-of-use assets and lease liability	(173)	(806)
Contract asset reserve	1,216	-
Other	872	66
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable, net	(2,166)	(3,229)
Other receivables	2,692	(235)
Inventories, net	(10,838)	(4,011)
Prepaid expenses and other current assets	1,434	(1,520)
Contract assets	(1,540)	(1,552)
Other assets	(5)	40
Accounts payable	(2,693)	1,967
Accrued and other long-term liabilities	(2,220)	(3,537)
Unearned revenue and contract liabilities	2,077	(1,633)
Net cash used in operating activities	(37,393)	(22,641)
Cash flows from investing activities:
Purchases of property, plant and equipment	(108,850)	(51,906)
Acquisition of Novomer, net of cash acquired	(14)	-
Proceeds from sales of property, plant and equipment	55	340
Net cash used in investing activities	(108,809)	(51,566)
Cash flows from financing activities:
Proceeds from exercise of warrants, net of issuance costs	-	138,202
Proceeds from long-term debt	-	169
Cash paid for debt issuance costs	(279)	(1,684)
Proceeds from exercise of stock options	197	2,375
Proceeds from employee stock purchase plan	296	92
Principal payments on long-term debt	(88)	(27,075)
Cost related to warrants	(55)	-
Proceeds from issuance of common stock, net of issuance costs	-	(890)
Net cash provided by financing activities	71	111,189
Net (decrease) increase in cash and cash equivalents and restricted cash	(146,131)	36,982
Cash and cash equivalents and restricted cash-beginning of period	286,968	379,897
Cash and cash equivalents and restricted cash-end of period	$140,837	$416,879

Supplemental cash flow information:
Cash paid for interest, net of interest capitalized	$481	$242
Cash paid for operating leases	$1,771	$1,589
Supplemental non-cash disclosure:
Inventory consumed in constructing property, plant and equipment	$2,084	$-
Changes in accounts payable and accrued liabilities related to purchase of PP&E	$(11,797)	$5,983

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

Financial Statements

The accompanying condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and consolidate all assets and liabilities of the Company and its wholly owned subsidiaries. GAAP requires us to make certain estimates and assumptions in recording assets, liabilities, sales and expenses as well as in the disclosure of contingent assets and liabilities. Actual results could differ from those estimates. All intercompany transactions and balances have been eliminated. Certain reclassifications have been made to previously reported amounts to conform to the current presentation. In preparing these condensed consolidated financial statements, we have considered and, where appropriate, included the effects of the COVID-19 pandemic on our operations. The pandemic continues to provide significant challenges to the U.S. and global economies.

Since we do not have any items of other comprehensive income or loss, there is no difference between net (loss) income and comprehensive (loss) income for the three and six month periods ended June 30, 2022 or 2021, so a separate condensed consolidated statement of comprehensive (loss) income that would otherwise be required is not presented.

Recently Issued Accounting Pronouncements

There have been no new accounting pronouncements not yet effective that we believe will have a significant effect, or potential significant effect, on our condensed consolidated financial statements.

Note 2. Business Combination

Danimer Catalytic Technologies

On August 11, 2021, we acquired all of the outstanding shares of Novomer, Inc., a privately held company, in exchange for $153.9 million in cash, gross of cash acquired, subject to certain customary adjustments as set forth in the merger agreement. We also entered into employment or consulting agreements with, and granted stock options to, certain key employees and consultants of Novomer Inc. We have also recorded contingent purchase price payable that will be payable to the sellers upon our collection of an income tax refund receivable. We have integrated Novomer, Inc. into our business as Danimer Catalytic Technologies.

Danimer Catalytic Technologies uses its proprietary thermal catalytic conversion process to produce a unique type of PHA, referred to under its brand name as Rinnovo, that can be incorporated into some of our products as a complement to our existing PHA polymer at reduced cost.

The table below sets forth the preliminary fair values of assets acquired and liabilities assumed including the adjustments recorded in the six months ended June 30, 2022:

	December 31,		June 30,
(in thousands)	2021	Adjustments	2022
Cash and restricted cash	$2,741	$-	$2,741
Property, plant and equipment	18,622	-	18,622
Other assets acquired	2,302	-	2,302
Right-of-use asset	2,715	-	2,715
Acquired technology	84,400	-	84,400
Goodwill	62,649	14	62,663
Deferred tax liability	(14,246)	-	(14,246)
Lease liability	(2,759)	-	(2,759)
Liabilities assumed	(2,004)	(14)	(2,018)
Contingent purchase price payable	(500)	-	(500)
Total preliminary purchase price	$153,920	$-	$153,920

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

The following table compares pro forma revenue and loss from operations for the combined entity for the three and six months ended June 30, 2021 as if the acquisition had taken place on January 1, 2021 to actual results for the three and six months ended June 30, 2022. These pro forma results do not necessarily reflect what the combined entity's results would have been had the acquisition taken place at that time, and this pro forma financial information may not be useful in predicting our future financial results. The actual results might have differed significantly from the pro forma amounts reflected herein due to a variety of factors. The following includes pro forma adjustments to reflect amortization of acquired technology intangible assets. We do not disclose pro forma impact related to income taxes or earnings-per-share as we do not believe those are useful to the reader in our situation.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Revenue	$12,703	$14,492	$27,446	$27,687
Loss from operations	(32,120)	(23,921)	(62,809)	(40,193)

During the three and six months ended June 30, 2022, Danimer Catalytic Technologies incurred $2.9 and $5.8 million in expenses, respectively, including amortization expense.

Note 3. Fair Value Considerations

Fair value is defined as the price we would receive to sell an asset, or pay to transfer a liability, in a timely transaction with an independent buyer in the principal market, or in the absence of a principal market, the most advantageous market for the investment or liability. GAAP provides a three-tier hierarchy for measuring fair value based on the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.

The three levels of the fair value hierarchy are as follows:

Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical assets and liabilities;

Level 2 - Observable inputs other than quoted prices in active markets, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data; and

Level 3 - Unobservable inputs reflecting management’s assumptions, consistent with reasonably available assumptions made by other market participants. These valuations require significant judgment.

Level 1

The carrying amounts of our cash and cash equivalents and restricted cash were measured using quoted market prices in active markets and represent Level 1 investments. Our other financial instruments such as accounts receivable, accounts payable and accrued expenses, approximate their fair values due to their short maturities. The fair value of our Notes (see Note 11), based on trades made around June 30, 2022, was approximately $186.1 million.

We value our restricted stock that does not include market or performance factors at the closing price of a share of our common stock on the grant date.

We value our restricted stock with performance factors at the closing price of a share of our common stock on each period end date, or $4.56 at June 30, 2022, since such grants include a cash settlement feature.

Level 2

We value our restricted stock that contain a market-based vesting provision using a Monte Carlo simulation, which takes into account a large number of potential stock price scenarios over time and incorporates varied assumptions about volatility and exercise behavior for those various scenarios. These assumptions are based on market data but cannot be directly observed. A fair value is determined for each potential outcome. There were no restricted stock units that contained a market-based vesting condition issued during the three and six months ended June 30, 2022.

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

	June 30,	Three Months Ended June 30,
	2022	2022	2021
Share prices of our common stock	$4.56	$4.04 - $4.56	$15.89 - $38.33
Expected volatilities	47.05%	45.72% - 47.39%	41.50% - 41.50%
Risk-free rates of return	2.97%	2.81% - 2.98%	1.05% - 1.05%
Expected option terms (years)	5.28	5.06 - 6.00	6.00 - 6.00
Calculated option values	$1.05	$0.33 - $2.32	$18.52 - $18.52

The table below sets forth the inputs we used in our Black Scholes models for Private Warrants valuations and the fair values determined.

	June 30, 2022	December 31, 2021
Share price of our common stock	$4.56	$8.52
Expected volatility	50.9%	47.6%
Risk-free rate of return	2.95%	1.11%
Expected warrant term (years)	3.50	3.99
Fair value determined per warrant	$0.66	$2.45

Note 4. Inventories, net

Inventories, net consisted of the following:

	June 30,	December 31,
(in thousands)	2022	2021
Raw materials	$18,535	$11,555
Work in process	981	928
Finished goods and related items	13,213	12,090
Total inventories, net	$32,729	$24,573

At June 30, 2022 and December 31, 2021, finished goods and related items included $5.9 million and $5.6 million of finished neat PHA. Inventory at June 30, 2022 is stated net of reserves of $0.6 million related to interim assessments to reduce the carrying value of inventory to the lower of cost or net realizable value.

Note 5. Property, Plant and Equipment, net

Property, plant and equipment, net, consisted of the following:

		June 30,	December 31,
(in thousands)	Estimated Useful Life (Years)	2022	2021
Land and improvements	20	$92	$92
Leasehold improvements	Shorter of useful life or lease term	28,036	27,845
Buildings	15-40	2,156	2,156
Machinery and equipment	5-20	100,977	97,923
Motor vehicles	7-10	921	912
Furniture and fixtures	7-10	443	420
Office equipment	3-10	3,509	3,368
Construction in progress	N/A	308,148	212,647
		444,282	345,363
Accumulated depreciation and amortization		(35,397)	(29,182)
Property, plant and equipment, net		$408,885	$316,181

We reported depreciation and amortization expense (which included amortization of intangible assets) as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Cost of revenue	$2,289	$1,951	$4,517	$3,790
Selling, general and administrative	163	177	323	273
Research and development	1,876	83	3,748	248
Total depreciation and amortization expense	$4,328	$2,211	$8,588	$4,311

Construction in progress consists primarily of the early stages of construction of our Greenfield facility in Bainbridge, Georgia and the build-out of our facility in Winchester, Kentucky, as noted in the table below.

	June 30, 2022	December 31, 2021
Georgia	$155,329	$83,660
Kentucky	150,016	128,289
New York	2,803	698
	$308,148	$212,647

We anticipate placing the Phase II expansion of our facility in Winchester, Kentucky in service during the quarter ending September 30, 2022. We do not have an expected in-service date for our Greenfield facility in Bainbridge, Georgia at this time, since that project is still in an early stage of completion.

Property, plant and equipment includes gross capitalized interest of $9.3 million and $5.7 million as of June 30, 2022 and December 31, 2021, respectively. For the three months ended June 30, 2022 and 2021, interest costs of $2.0 million and $0.05 million, respectively, were capitalized to property, plant and equipment. For the six months ended June 30, 2022 and 2021, interest costs of $3.6 million and $0.3 million, respectively, were capitalized to property, plant and equipment.

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

We capitalize the costs of patent acquisition as well as the costs of the defense of patents when we believe a successful defense of that patent is probable and that a successful defense increases the value of the patent. Patent costs are amortized on a straight-line basis over their estimated useful lives, which range from 13 to 20 years. Our intangible portfolio has an estimated weighted average useful life of 19 years.

Intangible assets, net, consisted of the following:

	June 30,	December 31,
(in thousands)	2022	2021
Intangible assets, gross	$93,447	$93,244
Capitalized patent costs not yet subject to amortization	1,003	869
Intangible assets subject to amortization, gross	92,444	92,375
Accumulated amortization, beginning balance	(8,585)	(6,496)
Amortization in the quarter ended:
March 31	(1,181)	(124)
June 30	(1,186)	(125)
September 30	-	(657)
December 31	-	(1,183)
Accumulated amortization, ending balance	(10,952)	(8,585)
Intangible assets subject to amortization, net	81,492	83,790
Total intangible assets, net	$82,495	$84,659

We report amortization expense primarily in research and development expense.

Goodwill

Goodwill is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis each November 1st and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. As a result of the continuation of our sustained market capitalization level below our book equity value, we noted that there were indicators that an impairment loss may have occurred. We performed an interim qualitative impairment assessment related to the triggering event noted above, and determined that it was more likely than not that our goodwill and long-lived assets were not impaired.

Changes in the carrying amount of goodwill were as follows:

June 30,
(in thousands)	2022
Balance at beginning of period	$62,649
Adjustment of estimate of fair value of liabilities assumed related to Danimer Catalytic Technologies acquisition	14
Balance at end of period	$62,663

Note 7. Accrued Liabilities

The components of accrued liabilities were as follows:

	June 30,	December 31,
(in thousands)	2022	2021
Construction in progress accruals	$3,225	$8,896
Compensation and related expenses	2,235	4,572
Accrued taxes	1,068	500
Accrued loss on supply contract	689	1,423
Legal settlement	625	1,250
Accrued utilities	482	320
Accrued interest	395	274
Accrued consulting fees	344	55
Transaction costs and other legal fees	467	850
Other	1,464	637
Total accrued liabilities	$10,994	$18,777

Note 8. Income Taxes

Income tax expense for the three and six months ended June 30, 2022 was a benefit of $0.2 million and $0.5 million, respectively. Our effective income tax rates were 0.78% and 0.93% for the three and six months ended June 30, 2022, respectively. Our effective tax rate differed from the federal statutory rate of 21% due to our substantial valuation allowance against our deferred tax assets. Our effective income tax rate was zero for the three and six months ended June 30, 2021.

In assessing the realizability of deferred income tax assets, we consider whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods at which time those temporary differences become deductible.

In making valuation allowance determinations, we consider all available evidence, positive and negative, affecting specific deferred tax assets, including the scheduled reversal of deferred income tax liabilities, projected future taxable income, the length of carry-back and carry-forward periods, and tax planning strategies in making this assessment. On June 30, 2022 we continued to maintain a partial valuation allowance against our net deferred tax assets due to the uncertainty surrounding realization of such assets.

Note 9. Leases

The following table sets forth the allocation of our operating lease costs.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Cost of revenue	$626	$83	$1,254	$613
Selling, general and administrative	137	(91)	263	(40)
Research and development	111	144	244	288
Total operating lease cost	$874	$136	$1,761	$861

Note 10. Private Warrants

At June 30, 2022 and December 31, 2021, there were 3,914,525 outstanding Private Warrants to purchase shares of our common stock at an exercise price of $11.50 per share, subject to adjustments, which were privately placed prior to the Business Combination. The Private Warrants are exercisable at any time after May 7, 2021. On December 28, 2025, any then outstanding Private Warrants will expire.

The Private Warrants meet the definition of derivative instruments and are reported as liabilities at their fair values at each period end, with changes in the fair value of the Private Warrants recorded as a non-cash charge or gain. A rollforward of the Private Warrants liability is below.

(in thousands)
Balance at December 31, 2021	$(9,578)
Gain on remeasurement of private warrants	4,995
Balance at March 31, 2022	(4,583)
Gain on remeasurement of private warrants	2,012
Balance at June 30, 2022	$(2,571)

Note 11. Debt

The components of long-term debt were as follows:

	June 30,	December 31,
(in thousands)	2022	2021
3.25% Convertible Senior Notes	$240,000	$240,000
New Market Tax Credit Transactions	21,000	21,000
Subordinated Term Loan	10,205	10,205
Commercial Premium Finance Note	2,092	-
Vehicle and Equipment Notes	419	407
Mortgage Notes	232	242
Asset-based Lending Arrangement	-	-
Total	$273,948	$271,854
Less: Total unamortized debt issuance costs	(9,674)	(10,563)
Less: Current maturities of long-term debt	(2,242)	(357)
Total long-term debt	$262,032	$260,934

3.25% Convertible Senior Notes

On December 21, 2021, we issued $240 million principal amount of our 3.250% Convertible Senior Notes due 2026 (“Notes”), subject to an indenture.

The Notes are our senior, unsecured obligations and accrue interest at a rate of 3.250% per annum, payable semi-annually in arrears on June 15 and December 15 of each year, beginning on June 15, 2022. The terms of the Notes are complex and can be found in greater detail in our Annual Report for the year ended December 31, 2021. We will settle the Notes by paying or delivering, as applicable, cash, shares of common stock or a combination of cash and shares, at our election. The initial conversion rate, which is subject to change, is approximately $10.79 per share of common stock. If certain liquidity conditions are met, we may redeem the Notes between December 19, 2024, and October 20, 2026. The Notes will mature on December 15, 2026.

Capped Calls

Also in December 2021, in connection with the Notes, we purchased capped calls (“Capped Calls”) with certain well-capitalized financial institutions for $35 million. The Capped Calls are call options that permit us, at our option, to require the counterparties to deliver to us shares of our common stock. We may also net-settle the Capped Calls and receive cash instead of shares. The Capped Calls are indexed to our own common stock and qualify for equity classification and have no effect on operating results. We have not exercised any of the Capped Calls at June 30, 2022, and the Capped Calls expire on April 12, 2027.

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

At June 30, 2022, we had no borrowings outstanding under the Credit Agreement and estimated that we had no availability under this arrangement.

As also disclosed in Note 16, on August 5, 2022, we entered into an agreement with Truist Bank to pay off our existing Credit Agreement and terminate Truist’s lending obligations thereunder. Given the restrictive covenants contained in the Credit Agreement, this facility did not provide sufficient liquidity to justify the ongoing costs of maintaining it. We expect to incur a loss on early extinguishment of debt in the quarter ending September 30, 2022 in connection with the write off of $1.4 million of unamortized debt issuance costs.

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

The Subordinated Term Loan remains secured by all real and personal property of the borrowing subsidiary and its subsidiaries but is subordinated to all other existing lenders. At June 30, 2022, we were in compliance with all financial covenants.

New Markets Tax Credit Transactions

We entered into financing arrangements under the New Markets Tax Credit (“NMTC”) program during 2019 with various unrelated third-party financial institutions (individually and collectively referred to as “Investors”), which then invest in certain "Investment Funds.

In each of the financing arrangements, we loaned money to the Investment Funds. These loans of $13.4 million are recorded as leveraged loan receivables as of June 30, 2022 and December 31, 2021. Each Investment Fund then contributed the funds from our loan and the Investor’s investment to a special purpose entity, which then in turn loaned the contributed funds to a wholly owned subsidiary of the Company.

We expect these borrowings, and our related loans to the Investment Funds, will be forgiven in 2026.

Commercial Premium Finance Note

In June 2022, we entered into a financing agreement related to premiums of certain insurance policies. This note bears interest at 3.99% with a maturity date of June 2023.

Vehicle and Equipment Notes

We have seventeen vehicle and equipment notes outstanding at June 30, 2022 primarily relating to motor vehicles and warehouse equipment. We make monthly payments on these notes at interest rates ranging from 5.11% to 8.49%.

Mortgage Notes

We have two mortgage notes secured by residential property. These notes bear interest at 6.5% and 5.25% with maturity dates in October 2023 and March 2025.

Note 12. Equity

Common Stock

The following table summarizes the common stock activity for the three and six months ended June 30, 2022 and 2021, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Balance, beginning of period	100,760,215	85,339,145	100,687,820	84,535,640
Issuance of common stock	354,646	12,392,934	427,041	13,196,439
Balance, end of period	101,114,861	97,732,079	101,114,861	97,732,079

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

Non-Plan Legacy Danimer Options and Warrants

Prior to 2017, Legacy Danimer had issued 208,183 stock options that were not a part of either the 2016 Executive Plan or the 2016 Omnibus Plan. These options had a weighted average exercise price of $30 per share. On December 29, 2020, the then-remaining 30,493 of these options were converted to options to purchase 279,255 shares of our common stock with a weighted average exercise price of $3.28 per share. During 2021, 153,763 of these options were exercised and as of June 30, 2022, 125,489 of these options remain.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Convertible debt	22,250,040	-	22,250,040	-
Employee stock options	11,439,142	37,500	11,439,142	10,682,969
Private Warrants	3,914,525	-	3,914,525	3,915,863
Restricted shares	2,671,482	-	2,671,482	3,035,676
Performance shares	50,251	-	50,251	-
Legacy Danimer options	125,489	-	125,489	125,490
Total excluded instruments	40,450,929	37,500	40,450,929	17,759,998

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

We defer certain contract fulfillment costs. These costs are amortized to cost of revenue on a per-pound basis as we sell the related product. During the three months ended June 30, 2022 and 2021, we charged $0.1 million of fulfillment costs to cost of revenue. During the six months ended June 30, 2022 and 2021, we charged $0.3 million of fulfillment costs to cost of revenue. At June 30, 2022 and December 31, 2021 we had recorded gross contract assets of $2.9 million and $2.5 million, respectively, related to these fulfillment costs.

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

The following table shows the significant changes in the R&D contract asset and contract liability balances.

	June 30, 2022		December 31, 2021
(in thousands)	Contract Assets	Contract Liabilities	Contract Assets	Contract Liabilities
Beginning balance	$2,128	$(214)	$-	$(2,115)
Revenue recognized in the quarter ended:
March 31	(582)	582	-	1,397
June 30	2,038	210	1,530	1,513
September 30	-	-	6	572
December 31	-	-	592	675
Total revenue recognized	1,456	792	2,128	4,157
Unearned consideration received in the quarter ended:
March 31	-	(368)	-	(1,600)
June 30	(50)	(2,500)	-	-
September 30	-	-	-	-
December 31	-	-	-	(656)
Total unearned consideration received	(50)	(2,868)	-	(2,256)
Reserves recorded in the quarter ended:
June 30	(1,215)	-	-	-
Ending balance	$2,319	$(2,290)	$2,128	$(214)

COVID-related shutdowns have caused significant delays in production trials and material testing at outside laboratories, which resulted in missing the deadlines specified in one of our contract R&D arrangements. During the three months ended June 30, 2022, our partner in this project elected to cancel it, according to the terms of the contract, due to these delays. As a result, we recorded a reserve of $1.2 million against the outstanding contract asset.

Disaggregated Revenues

Revenue by geographic areas is based on the location of the customer. The following is a summary of revenue information by major geographic area:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Domestic	$11,540	$10,457	$22,221	$19,419
Germany	-	921	2,689	2,176
Belgium	556	1,328	1,084	2,505
Switzerland	(223)	1,535	80	2,761
All other countries	830	230	1,372	791
Total revenues	$12,703	$14,471	$27,446	$27,652

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

In connection with the acquisition of Novomer, Inc. described in Note 2, we obtained additional authorized share pool of 289,951 shares, which could only be granted to former Novomer, Inc. employees or employees hired after August 11, 2021, of which no shares remain at June 30, 2022.

On January 16, 2022, our Board approved the assumption of the remaining authorized but unissued 2,895,411 shares under the Legacy Danimer 2016 Executive Plan and 2016 Omnibus Plan into our 2020 Incentive Plan.

On June 30, 2022 and December 31, 2021, 1,736,571 shares and 213,997 shares, respectively, of our common stock remained authorized for issuance with respect to awards under the 2020 Incentive Plan.

The 2020 ESPP Plan provides for the sale of our common stock to our employees through payroll withholding at a discount of 15% from the lower of the closing price of our common stock on the first or last day of each biannual offering period. Up to 2,571,737 shares of our common stock were authorized to be issued under this plan. We have issued 83,180 shares as of June 30, 2022.

These share pool limits are subject to adjustment in the event of a stock split, stock dividend or other changes in our capitalization.

The following table sets forth the allocation of our stock-based compensation expense.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Cost of revenue	$10	$28	$39	$53
Selling, general and administrative	12,707	12,245	24,572	18,026
Research and development	1,830	1,758	3,634	2,617
Total stock-based compensation	$14,547	$14,031	$28,245	$20,696

Restricted Shares

During the three months ended March 31, 2022, we granted 38,659 restricted shares that lapse on February 7, 2023 and 103,092 restricted shares that lapse on successive thirds of the award on February 7, 2023, 2024 and 2025, respectively. We recognize the compensation expense for these shares on a straight-line basis from the grant date through February 7, 2025. During the three months ended March 31, 2021, we granted 1,517,836 restricted shares. The restrictions on these shares lapse on successive thirds of the award on December 29, 2021, 2022 and 2023, respectively, and 505,944 of these shares vested during 2021. We recognize the compensation expense for these shares on a straight-line basis from the grant date through December 29, 2023. We recognized $4.8 million and $5.0 million of expense related to these awards during the three months ended June 30, 2022 and 2021, respectively, and $9.5 million and $6.2 million during the six months ended June 30, 2022 and 2021, respectively. We did not issue any restricted shares for the three months ended June, 30, 2022 or June 30, 2021. At June 30, 2022, 1,153,642 shares remained outstanding.

Also during the three months ended March 31, 2021, we granted 1,517,840 restricted shares for which the restrictions lapse on successive thirds of the award on the first date the volume-weighted average price per share of our common stock equals or exceeds $24.20 for any 20 trading dates within 30-day trading periods beginning on December 29, 2021, 2022, and 2023, respectively. We are recognizing the compensation expense for these shares on a straight-line basis from the grant date through January 2024. We recognized $4.6 million and $4.8 million of expense during the three months ended June 30, 2022 and 2021, respectively, and $9.2 million and $6.0 million during the six months ended June 30, 2022 and 2021, respectively. We did not issue any restricted shares for the three months ended June, 30, 2022 or June 30, 2021.All of these shares remained outstanding at June 30, 2022.

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
•
30% of the shares are subject to an EBITDA metric based on 2023 financial results. 50% of these shares vest if EBITDA is $45 million, 100% vest if EBITDA is $65 million or higher, with prorated vesting between $45 million and $65 million.
•
40% of the shares are subject to a Neat PHA production capacity metric based on a third party assessment at December 31, 2023, 50% of the shares vest if capacity is 75 million pounds, 100% vest if capacity is 90 million pounds or higher, with prorated vesting between 75 million pounds and 90 million pounds.

In addition to these performance conditions, vesting of certain of these shares is also subject to having sufficient capacity in the 2020 Incentive Plan, which may not have enough shares remaining to fulfill these awards. In the event registered shares are unavailable, 535,641 of the 585,892 outstanding performance shares must be settled in cash as calculated using the price of our common stock on the vesting date. Due to this cash settlement feature, certain performance shares are accounted for as a liability that is marked to market using the price of our common stock at the end of each reporting period, with a life-to-date expense adjustment. At June 30, 2022, the long-term liability for these performance shares was $0.3 million. During the three and six months ended June 30, 2022, we recognized related expense of $0.2 million and $0.3 million, respectively, included in selling, general and administrative expenses. Other than this mark to market effect, expense is recognized on a straight-line basis between the dates of grant and the vesting dates, which we anticipate will be in February 2024 and March 2025, respectively. We did not issue any performance shares for the three months ended June 30, 2022 or June 30, 2021. All of these performance shares remained outstanding at June 30, 2022.

Stock Options

A summary of share-settled stock option activity under our equity plans is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance, December 31, 2021	10,589,010	$14.85	7.39	$22,473,835
Granted	688,240	$3.96
Exercised	(50,000)	$3.28		$81,300
Balance, March 31, 2022	11,227,250	$14.24	7.32	$11,642,645
Granted	221,892	$4.07
Exercised	(10,000)	$3.28		$18,300
Balance, June 30, 2022	11,439,142	$14.05	7.13	$5,637,529
Exercisable	4,473,003	$4.84	4.77	$5,114,474
Vested and expected to vest	11,439,142	$14.05	7.13	$5,637,529

The aggregate intrinsic values are calculated as the difference between the exercise price of the indicated stock options and the fair value of our common stock on the respective exercise dates or on June 30, 2022, as applicable.

During the quarter ended March 31, 2022, we also granted 972,222 stock options that contained a cash-settlement feature if adequate shares were not available to settle the award by the vesting dates. During 2021, we granted 1,710,947 options that vest ratably on the three successive anniversaries of the grant date with the same cash-settlement feature. For the three and six months ended June 30, 2022, we recognized expense of $0.2 million and $0.3 million, respectively, and recorded a long-term liability of $0.4 million at June 30, 2022 related to these stock options. There were no stock options issued with a cash settlement feature during the three months ended June 30, 2022.

The weighted average grant-date fair values of options granted during the three month period ended June 30, 2022 was $1.84. There were no options granted during the three month period ended June 30, 2021. During the three month period ended March 31, 2022 and March 31, 2021 the weighted average grant-date fair value of options granted were $1.77 and $18.52, respectively.

As of June 30, 2022, there was $90.6 million of unrecognized compensation cost related to unvested stock options and restricted shares granted under the 2020 Incentive Plan. That cost is expected to be recognized over a weighted-average period of 2.7 years.

Note 15. Commitments and Contingencies

Commitments

In connection with our 2007 acquisition of certain intellectual property, we agreed to pay royalties upon production and sale of PHA. The royalty is $0.05 per pound for the first 500 million pounds of PHA sold and decreases to $0.025 per pound for cumulative sales in excess of that amount until the underlying patents expire. We incurred approximately $0.2 million in royalties during each of the six months ended June 30, 2022 and 2021.

We have open purchase orders related to our Kentucky Facility Phase II expansion and our Greenfield plant construction totaling $90.6 million with anticipated delivery at various dates through December 2024.

In November 2015, we terminated a former executive and terminated our contract with an advisory firm (“Advisory Contract”), pursuant to which we, through the advisory firm, engaged the individual as an executive of the Company. In December 2015, we deemed the Advisory Contract, together with all related arrangements in connection therewith, void, including any share issuances in connection with such arrangements. We filed suit against the former executive and the advisory firm during 2016, and various counterclaims were filed by the former executive and the advisory firm. During the third quarter of 2020, this matter was settled, we agreed to pay $8 million to resolve all outstanding claims, the executive agreed to the cancellation of any shares issued to him pursuant to the Advisory Contract and related arrangements, and the parties exchanged of mutual releases. The remaining unpaid liabilities of $0.6 million and $1.25 million at June 30, 2022 and December 31, 2021, respectively, are included in accrued liabilities.

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

The alleged class varies in each case but covers all persons and entities other than Defendants who purchased or otherwise acquired our securities between October 5, 2020 and May 4, 2021 (“Class Period”). Plaintiffs are seeking to recover damages caused by Defendants’ alleged violations of the federal securities laws and to pursue remedies under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), and Rule 10b-5 promulgated thereunder. The complaints are substantially similar and are each premised upon various allegations that throughout the Class Period, Defendants made materially false and misleading statements regarding, among other things, our business, operations and compliance policies.

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

On January 19, 2022, a Consolidated Amended Class Action Complaint (“Amended Complaint”) was filed in the Eastern District of New York, naming as defendants the Company, its directors and certain of its officers as well as certain former directors (collectively, “Defendants”). The Amended Complaint is brought on behalf of a class consisting of (i) purchasers of shares of the Company during the period October 5, 2020 to May 4, 2021, (ii) all holders of the Company’s Class A common stock entitled to vote on the merger transaction between the Company and Meredian Holdings Group, Inc. consummated on December 28, 2020 and (iii) purchasers of Company securities pursuant to the Company’s Registration Statement on Form S-4 that was declared effective on December 16, 2020 or the Company’s Registration Statement on Form S-1 that was declared effective on February 16, 2021. The Amended Complaint asserts claims for violations of Sections 10(b), 14(a) and 20(a) of the Exchange Act and Rules 10(b)-5(a)-(c) promulgated thereunder and Sections 11, 12 and 15 of the Securities Act of 1933, as amended (the “Securities Act”). Plaintiffs seek the following remedies: (a) a determination that the lawsuit is a proper class action pursuant to Rule 23 of the Federal Rules of Civil Procedure and certifying Plaintiffs as class representative, (b) awarding compensatory and punitive damages allegedly sustained by the class members by reason of the acts set forth in the Amended Complaint and (c) awarding pre-judgment and post-judgment interest and costs and expenses, including reasonable attorneys’ fees and experts’ fees and other costs.

The Defendants filed a motion to dismiss the Amended Complaint on May 20, 2022. Plaintiffs served their opposition papers to the motion to dismiss on July 21, 2022, and Defendants’ reply is due by September 6, 2022. In their opposition papers, Plaintiffs have now confirmed that, based on Defendants’ arguments in the motion to dismiss, Plaintiffs have dropped seven of the nine counts, eliminating all of the Securities Act counts specifically relating to the proxy solicitation, registration statements and related control person claims, and all that now remains are the first two counts under Rules 10(b)-5(a)-(c) of the Exchange Act and control person liability. Additionally, all of the Defendants other than Danimer and three of its current or former officers or directors have been dismissed from the case.

On May 24, 2021, a shareholder derivative lawsuit was filed in the Court of Chancery of the State of Delaware by Richard Delman on behalf of the Company, alleging breach of fiduciary duty against the Company’s directors. On October 6, 2021, a shareholders derivative lawsuit was filed in the United States District Court for the District of Delaware by Ryan Perri on behalf of the Company, alleging breach of fiduciary duty against the Company’s directors. Both derivative lawsuits have been stayed pending the outcome of Defendants’ motion to dismiss the securities class actions. These derivative complaints repeat certain allegations which are already in the public domain. Defendants deny the allegations of the above complaints, believe the lawsuits are without merit and intend to defend them vigorously.

Since we are unable to estimate the likelihood of incurring a loss, or the amount of loss, if any, related to these matters, we have not accrued any losses for these matters at June 30, 2022.

On May 5, 2021, we received a letter from the Atlanta regional office of the SEC, in connection with a non-public, fact-finding inquiry, requesting that we voluntarily produce certain specified information. On July 14, 2021, we timely and voluntarily produced the information requested by the SEC. On January 26, 2022, we received a follow-up request from the SEC for additional documents and information. By April 8, 2022, we timely and voluntarily produced the additional information requested by the SEC. On June 27, 2022, we received a follow-up request from the SEC for additional information. By August 5, 2022, we timely and voluntarily produced such additional information requested by the SEC as we were able to provide.

In the ordinary course of business, we may be a party to various other legal proceedings from time to time.

Note 16. Subsequent Events

As also disclosed in Note 11, on August 5, 2022, we entered into an agreement with Truist Bank to pay off our existing Credit Agreement and terminate Truist’s lending obligations thereunder. Given the restrictive covenants contained in the Credit Agreement, this facility did not provide sufficient liquidity to justify the ongoing costs of maintaining it. We expect to incur a loss on early extinguishment of debt in the quarter ending September 30, 2022 in connection with the write off of $1.4 million of unamortized debt issuance costs.

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
the ongoing conflict in Ukraine;
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

Overview

We are a performance polymer company specializing in bioplastic replacement for traditional petroleum-based plastics. We bring together innovative technologies to deliver biodegradable bioplastic materials to global consumer product companies. We believe that we are the only commercial company in the bioplastics market to combine the production of a base polymer along with the reactive extrusion capacity in order to give customers a “drop-in” replacement for a wide variety of petroleum-based plastics. We derive our revenue primarily from sales of custom-formulated bioplastic resins, most of which are based on polyhydroxyalkanoate (“PHA”) or polylactic acid (“PLA”), as well as from services such as R&D and tolling.

PHA-Based Resins

We are a leading producer of PHA, a biodegradable plastic alternative, which we sell under the proprietary Nodax brand name, for use in a wide variety of plastic applications including straws and food containers, among other things. We make Nodax through a fermentation process where bacteria consume vegetable oil and make PHA within their cell walls as energy reserves. We harvest the PHA from the bacteria, then purify and filter the bioplastic before forming the PHA into pellets, which we combine with other inputs using a reactive extrusion process to manufacture formulated finished product. PHAs are a complete replacement for petroleum-based plastics where the convertors do not have to purchase new equipment to switch to the new biodegradable plastic. Utilizing PHA as a base resin significantly expands the number of potential applications for bioplastics in the industry and enables us to produce resin that is not just compostable, but also fully biodegradable.

We recently began making PHA on a commercial scale. In December 2018, we acquired a fermentation facility in Winchester, Kentucky (“Kentucky Facility”). We embarked on a two-phase commissioning strategy for the Kentucky Facility. Phase II construction, which entered commissioning during the second quarter of 2022, will expand the capacity of the plant by 45 million pounds to an annual plant capacity of 65 million pounds of finished product depending on final formulations and product mix.

In November 2021, we broke ground for the construction of a PHA plant in Bainbridge, Georgia (“Greenfield Facility”) that would require a capital investment of approximately $500 million to $612 million with a planned annual production capacity of approximately 125 million pounds of finished product depending on final formulations and product mix. Through June 30, 2022, we have invested approximately $136 million in the Greenfield Facility, excluding capitalized interest and internal labor and overhead. We may add additional capacity to the Greenfield Facility at a future date.

We currently anticipate spending between $140 million to $220 million on the construction of a plant to produce Rinnovo, a form of PHA produced through catalysis. Once the Rinnovo plant is completed and after making some additional investments in extrusion capacity, the Danimer network is expected to have production capacity of approximately 330 million pounds of PHA-based finished product resins when blended with other inputs depending on final formulations and product mix. Danimer also expects to have approximately 60 million pounds of Rinnovo remaining to sell on a standalone basis or in formulations that do not include Nodax.

The completion of the Greenfield Facility and the Rinnovo plant is dependent upon us obtaining additional financing.

PLA-Based Resins

Since 2004, we have been producing proprietary plastics using PLA, a natural plastic, as a base resin. PLA has limited functionality in its unformulated, or “neat,” form. We purchase PLA and formulate it into bioplastic resins by leveraging the expertise of our chemists and our proprietary reactive extrusion process. Our formulated PLA products allow many companies to begin to use renewable and compostable plastics to meet their customers’ growing sustainability needs. We were the first company in the world to create a bioplastic suitable for coating disposable paper cups to withstand the temperatures of hot liquids such as coffee. We have expanded our product portfolio and now supply customers globally.

Research and Development and Tolling

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

Research and development expense

Research and development expense includes salaries, stock-based compensation, third-party consulting and testing fees, and rent and related facility expenses directly attributable to research and development activities not associated with revenue generating service projects. Unfortunately, COVID-related shutdowns caused significant delays in production trials and material testing at outside laboratories, which resulted in missing our partner's timeline for a contract R&D arrangement. Our partner in this project elected to cancel it, according to the terms of the contract, due to these delays. As a result, we recorded a reserve, which we included in research and development expense, for the related $1.2 million contract asset. We believe our relationship with this partner is good and we are working on other projects together. We also expect to complete the project internally within the next 6 months.

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

Our ability to continue to operate without any significant additional negative impacts will in part depend on our ability to protect our employees and our supply chain. We have endeavored to follow actions recommended by governments and health authorities to protect our employees, with particular measures in place for those working in our manufacturing and laboratory facilities. We have been able to broadly maintain our operations, and we intend to continue to work with our stakeholders (including customers, employees, suppliers and local communities) to responsibly address this global pandemic. However, uncertainty resulting from the global pandemic could result in an unforeseen disruption to our supply chain (for example a closure of a key manufacturing or distribution facility or the inability of a key supplier or transportation partner to source and transport materials and equipment) that could impact our operations and capital projects.

Although our PHA product revenue has continued to grow during the continuing global pandemic, we believe that some of our customers have deferred decision making and commitments regarding future orders and new contracts. The global pandemic has also resulted in delays in performing trials with new customers and obtaining certification for new products. We have not observed any material impairments of, or other significant changes to, the fair value of our assets due to the COVID-19 pandemic, other than as described above under Factors Impacting Our Revenue.

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

Current Developments

During the second quarter, we made further inroads in our mission to create biodegradable consumer packaging and other products which address the global plastics waste crisis, building on our team’s many accomplishments since we became a public company in late 2020 by:

•
entering into a partnership agreement with Kemira;
•
increasing our PHA production capacity, started the commissioning of our Phase II Kentucky facility; and
•
making additional progress in negotiating development and supply agreements with our blue-chip customers.

Some of our PLA materials are used in products that are sold into Russia and Ukraine, and such sales have been disrupted by the ongoing conflict there. Further, the producer of those products is seeking to use a new formulation and we do not know if we will be awarded that business. As a result, PLA sales declined during the quarter, we expect them to decline as compared with the prior year for the remainder of 2022, however we recorded a reversal of $0.5 million during the quarter of the $1.0 million previously recorded during our first quarter to reflect better than anticipated movement of finished goods related to this business.

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

We may elect to evaluate qualitative factors to determine if it is more likely than not that the fair value of a reporting unit or fair value of our finite lived intangible assets is less than its carrying value. If the qualitative evaluation indicates that it is more likely than not that the fair value of a reporting unit or indefinite lived intangible asset is less than its carrying amount, a quantitative impairment test is required. Alternatively, we may bypass the qualitative assessment for a reporting unit or indefinite lived intangible asset and directly perform the quantitative assessment.

As of June 30, 2022, as a result of the continuation of our sustained market capitalization level below our book equity value, we noted that there were indicators that an impairment loss may have occurred. We elected to perform a qualitative evaluation of our goodwill and long-lived intangible assets and concluded that it is more likely than not that the fair values exceed the carrying values of our goodwill and our long-lived intangible assets are not impaired.

Convertible Debt and Capped Call

We elected the early adoption of Accounting Standards Update 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40)("ASU 2020-06") effective January 1, 2021. This adoption had no impact on our consolidated financial statements prior to the issuance of our convertible debt on December 21, 2021.

We reviewed the applicable models under the simplified guidance and determined that this borrowing should be accounted for as debt and should be presented at stated carrying value, net of issuance costs. Additionally, we determined that since the conversion feature in the Notes is indexed solely in our own common stock, and since we retain the option to settle the Notes in shares, the conversion feature qualified for a “scope exception” to treatment as a derivative since the conversion feature qualifies as “fixed for fixed”, meaning the settlement is equal to the difference between a fixed monetary amount of convertible notes and the fair value of a fixed number of our shares, and therefore, we did not separately account for it as a derivative.

While the Notes are subject to redemption at the option of the Noteholder in certain situations, we concluded that the risks associated with the redemption provisions are clearly and closely associated with the risks associated with the Notes themselves since the Notes were not issued at a “substantial discount or premium”, and since the redemption provisions include only principal and accrued interest and are not adjusted based on any index other than our common stock.

In conjunction with the convertible debt, we entered into capped call transactions in which we purchased a call option to receive shares of our common stock. The capped call options are legally separate from the convertible debt, and we accounted for the capped call options separately from the convertible debt. The capped call options are indexed solely to our own common stock and classified in stockholders’ equity since we retain the right to receive shares, at our option, if we exercise the capped call options. We recorded the premiums paid for the capped call options, equal to their fair value at inception, as a reduction to additional paid-in capital.

Condensed Consolidated Results of Operations for the Three Months Ended June 30, 2022 and 2021:

	Three Months Ended June 30,
(in thousands)	2022	2021	Change
Revenue:
Products	$11,575	$11,294	$281
Services	1,128	3,177	(2,049)
Total revenue	12,703	14,471	(1,768)
Cost of revenue	14,934	12,460	2,474
Gross profit	(2,231)	2,011	(4,242)
Gross profit percentage	-17.6%	13.9%
Operating expense:
Selling, general and administrative	20,975	19,079	1,896
Research and development	8,913	3,975	4,938
Loss on sale of assets	1	33	(32)
Total operating expenses	29,889	23,087	6,802
Loss from operations	(32,120)	(21,076)	(11,044)
Nonoperating income (expense):
Gain on remeasurement of private warrants	2,012	58,740	(56,728)
Interest, net	(652)	(203)	(449)
Gain on forgiveness of debt	-	1,776	(1,776)
Other, net	75	11	64
Total nonoperating income (expense)	1,435	60,324	(58,889)
(Loss) income before income taxes	(30,685)	39,248	(69,933)
Income taxes	240	-	240
Net (loss) income	$(30,445)	$39,248	$(69,693)

Revenue

The increase in product revenue was driven by a 3% increase in our weighted average selling price as well as volume increases of our PHA-based products, which were offset by lower volumes in our PLA-based products. PHA-based products represented 61% of total revenue in the second quarter of 2022 and only represented 29% of total revenue during the same period in the prior year. PHA-based product sales increased $3.5 million due to increased customer orders. PLA-based product sales decreased $3.3 million compared to the prior year period primarily due to the conflict in Ukraine.

The decrease in service revenue relates primarily to a $1.8 million decrease in revenue from research and development contracts, which is primarily the effect of the cancellation of a project during the current quarter. We recognize revenue for these R&D services over time with progress measured based on personnel hours incurred to date as a percentage of total estimated personnel hours for each performance obligation identified within the contract, and we incurred fewer such hours in the current year as certain projects near completion.

Our top three customers accounted for 54% and 45% of total revenue for the three months ended June 30, 2022 and 2021, respectively.

Cost of revenue and gross profit

Cost of revenue increased 20% for the three months ended June 30, 2022 as compared with the three months ended June 30, 2021. The increase in cost of revenue primarily relates to relative mix between PHA-based product and PLA-based product sales. As noted above, PHA-based product sales increased significantly as a percentage of total product revenue this quarter as compared with the prior year quarter. Cost of revenue for the current quarter includes a $0.5 million partial reversal of an inventory reserve recorded in the first quarter of 2022 associated with certain customers that sell product in Ukraine partially offsetting a $0.5 million increase in rent and a $0.4 million increase in shipping costs. While the Phase I Kentucky Facility has reached the ability to produce at full capacity, much of what was sold during the quarter had been produced previously, during periods of lower utilization and higher fixed cost absorption rates. As a result, the margin profile of the PHA-based products sold continues to be lower than that of our PLA-based products. We believe the margin profile of our PHA-based products will continue to improve after this older, higher-cost inventory works through the channel and Phase II of our Kentucky Facility expansion comes online and begins to operate at scale.

The decline in gross profit percentage in the current quarter as compared to the prior quarter was primarily due to lower R&D revenue and lower margin on R&D projects due to the project that was cancelled in the current quarter., as well as lower volume, and thus higher per-unit costs, of PLA-based products.

Operating expenses

The increase in selling, general and administrative expense was due primarily to an increase of $0.8 million in office expenses, $0.6 million in compensation and benefit related expenses due to the impact of headcount increases in the later part of 2021 and early 2022 $0.6 million increase in rent, property and other insurance costs and increased accrued property taxes associated with our growing asset base and $0.5 million in stock-based compensation expense primarily related to equity awards granted since the prior year period. These increases were offset by reduced expenditures in legal and accounting. The increase in research and development expense period over period was primarily due to $2.4 million increase of R&D expense of Danimer Catalytic Technologies (including $1.7 million of depreciation and amortization), $1.2 million related to the reserve against an R&D contract asset, increased R&D consulting costs of $0.8 million, and an increase of $0.6 million due to compensation and benefits costs related to additional headcount in the research and development areas and an increase in stock-based compensation primarily related to equity awards granted since the prior year.

Gain on remeasurement of private warrants

The current quarter remeasurement gain on our Private Warrants represents a decrease in the fair value of each of the 3.9 million outstanding Private Warrants due primarily to a decrease in the market price of our common stock during the period. The prior year quarter remeasurement gain was also due to a decrease in the market price of our common stock during the period.

Interest expense

The increase in interest expense, net of capitalization, primarily resulted from the issuance of our $240 million principal amount 3.250% Convertible Senior Notes in December 2021.

Income taxes

For the current quarter, we had a tax benefit of $0.2 million as compared to zero income expense in the prior year quarter. Our effective tax rate differed from the federal statutory rate of 21% due to our substantial valuation allowance against our deferred tax assets.

Net (loss) income

We reported a net loss in the three months ended June 30, 2022 of $30.4 million as compared with a net income of $39.2 million in the prior year period. The increase in loss before income taxes for the three months ended June 30, 2022 compared with 2021 was primarily attributable to a smaller gain on remeasurement of private warrants during the current year quarter as compared to the prior year quarter as well as increased operating expenses during the current year quarter as discussed in the sections above.

Condensed Consolidated Results of Operations for the Six Months Ended June 30, 2022 and 2021:

	Six Months Ended June 30,
(in thousands)	2022	2021	Change
Revenue:
Products	$24,791	$22,318	$2,473
Services	2,655	5,334	(2,679)
Total revenue	27,446	27,652	(206)
Cost of revenue	30,999	24,185	6,814
Gross profit	(3,553)	3,467	(7,020)
Gross profit percentage	-12.9%	12.5%
Operating expense:
Selling, general and administrative	43,211	29,199	14,012
Research and development	16,044	6,594	9,450
Loss on sale of assets	1	33	(32)
Total operating expenses	59,256	35,826	23,430
Loss from operations	(62,809)	(32,359)	(30,450)
Nonoperating income (expense):
Gain (loss) on remeasurement of private warrants	7,007	(21,957)	28,964
Interest, net	(1,644)	(352)	(1,292)
Gain on forgiveness of debt	-	1,776	(1,776)
Loss on loan extinguishment	-	(2,604)	2,604
Other, net	84	10	74
Total nonoperating income (expense)	5,447	(23,127)	28,574
Loss before income taxes	(57,362)	(55,486)	(1,876)
Income taxes	531	-	531
Net loss	$(56,831)	$(55,486)	$(1,345)

Revenue

The increase in product revenue was driven by a 7% increase in pounds sold and a 3% increase in our weighted average selling price. In the first six months of 2022, PHA-based products represented 56% of total revenue and only represented 36% of total revenue during the same period in the prior year. PHA-based product sales increased $7.4 million due to production capacity ramp-up in our Kentucky Facility. PLA-based product sales decreased $5.1 million compared to the prior year period primarily due to the conflict in Ukraine.

The decrease in service revenue relates primarily to a $2.7 million decrease in revenue from research and development contracts. We recognize revenue for these R&D services over time with progress measured based on personnel hours incurred to date as a percentage of total estimated personnel hours for each performance obligation identified within the contract, and we incurred fewer such hours in the current year as certain projects near completion.

Our top three customers accounted for 53% and 48% of total revenue for the six months ended June 30, 2022 and 2021, respectively.

Cost of revenue and gross profit

Cost of revenue increased 28% for the six months ended June 30, 2022 as compared with the six months ended June 30, 2021. This is largely driven by the 7% increase in pounds sold noted above. The increase in cost of revenue for the six month period is related to the relative mix between PHA and PLA sales. Cost of revenue for the six-month period includes a $0.7 million increase in shipping costs, a $0.6 million increase in rent, and an inventory reserve of $0.5 million associated with certain customers that sell product in Ukraine. As noted above, PHA sales increased significantly as a percentage of total product revenue during this six months as compared with the prior year six month period. While the Phase I Kentucky Facility has reached the ability to produce at full capacity, much of what was sold during the six months had been produced previously, during periods of lower utilization and higher fixed cost absorption rates. As a result, the margin profile of the PHA sold continues to be lower than that of our PLA products. We believe the margin profile of our PHA products will continue to improve after this older, higher-cost inventory works through the channel and Phase II of our Kentucky Facility expansion comes online and begins to operate at scale.

The decrease in gross profit percentage in the current period as compared to the prior period was primarily due to lower volumes, and thus higher per-unit costs, of PLA-based products, as well as lower R&D revenue and lower margin on R&D projects due to the project that was cancelled in the current period.

Operating expenses

The increase in selling, general and administrative expense was due primarily to an increase in stock-based compensation expense of $6.5 million primarily related to equity awards granted since the prior year period as well as $2.1 million in compensation and benefit related expenses due to the impact of headcount increases in the later part of 2021 and early 2022, an increase of $1.4 million in office expenses and $0.8 million increase in property and other insurance costs and increased accrued property taxes associated with our growing asset base. The increase in research and development expense period over period was primarily due to $5.1 million increase of R&D expense of Danimer Catalytic Technologies (including $3.3 million of depreciation and amortization), $1.2 million related to the reserve against an R&D contract asset, an increase in stock-based compensation of $1.0 million primarily related to equity awards granted since the prior year, and an increase of $0.9 million due to compensation and benefits costs related to additional headcount in the research and development areas,

Gain (loss) on remeasurement of private warrants

The current six month period remeasurement gain on our Private Warrants represents a decrease in the fair value of each of the 3.9 million outstanding Private Warrants due primarily to a decrease in the market price of our common stock during the period. The prior year period remeasurement loss was, conversely, due to the common stock price increase during that period.

Interest expense

The increase in interest expense, net of capitalization, primarily resulted from the issuance of our $240 million principal amount 3.250% Convertible Senior Notes in December 2021.

Income taxes

For the current six month period, we had a tax benefit of $0.5 million as compared to zero income tax expense in the prior year period. Our effective tax rates differed from the federal statutory rate of 21% due to our substantial valuation allowance against our deferred tax assets.

Net loss

We reported a net loss in the six months ended June 30, 2022 of $56.8 million as compared with a net loss of $55.5 million in the prior year six month period. The increase in net loss for the six months ended June 30, 2022 compared to 2021 was primarily attributable to increases in operating expenses during the current six month period, as discussed in the sections above, offset by the gain on the remeasurement of private warrants during the current year period and a loss on such remeasurement during the prior year period.

Liquidity and Capital Resources

Our primary sources of liquidity are currently equity issuances and debt financings. As of June 30, 2022 we had $140.4 million in cash and cash equivalents. While we believe we have established a growing source of revenue that will be sufficient to cover our ongoing operating costs once our production reaches scale, we are currently experiencing a period of significant capital expenditures resulting from the ongoing expansion and construction of our manufacturing and production facilities.

Excluding pre-engineering costs, capitalized interest and internal labor and overhead, we have invested $128 million in the Phase II expansion through June 30, 2022. In total, we expect to invest $130 million in the Kentucky Facility by the time it is completed. We broke ground on our Greenfield Facility construction ahead of schedule in November 2021 and started placing orders for long-lead time equipment items to mitigate the impacts of ongoing inflation and delivery delays that may result from global supply chain challenges. As of June 30, 2022, we have invested $136 million of capital for the Greenfield Facility, excluding capitalized interest, internal labor and overhead. The completion of the Greenfield Facility is contingent upon receiving additional financing. We believe we have adequate liquidity to fund our operations for the next twelve months.

We have open purchase orders related to our Kentucky Facility Phase II expansion and our Greenfield Facility construction totaling $90.6 million with anticipated delivery at various dates through December 2024.

As of June 30, 2022, our most significant borrowing facilities are our 3.25% Convertible Senior Notes and our Subordinated Term Loan described below.

On August 5, 2022, we entered into an agreement with Truist Bank to pay off our existing Credit Agreement and terminate Truist’s lending obligations thereunder. Given the restrictive covenants contained in the Credit Agreement, this facility did not provide sufficient liquidity to justify the ongoing costs of maintaining it. As a result, we expect to incur a loss on early extinguishment of debt in the quarter ending September 30, 2022 in connection with the write off of $1.4 million of unamortized debt issuance costs. In connection with such agreement, Truist also agreed to release all its liens on our assets that would have secured any borrowings under the Credit Agreement. We will evaluate other opportunities to provide liquidity with this collateral.

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

Capped Calls

Also in December 2021, in connection with the Notes, we purchased capped calls (“Capped Calls”) with certain well-capitalized financial institutions for $35 million. The Capped Calls are call options that permit us, at our option, to require the counterparties to deliver to us shares of our common stock. We may also net-settle the Capped Calls and receive cash instead of shares. We have not exercised any of the Capped Calls at June 30, 2022, and the Capped Calls expire on April 12, 2027.

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

The Subordinated Term Loan remains secured by all real and personal property of the borrowing subsidiary and its subsidiaries but is subordinated to all other existing lenders. At June 30, 2022, we were in compliance with all financial covenants.

Cash Flows for the Six Months Ended June 30, 2022 and 2021:

The following table summarizes our cash flows from operating, investing and financing activities:

	Six Months Ended June 30,
(in thousands)	2022	2021
Net cash used in operating activities	$(37,393)	$(22,641)
Net cash used in investing activities	$(108,809)	$(51,566)
Net cash provided by financing activities	$71	$111,189

Cash flows from operating activities

Net cash used in operating activities was $37.4 million during the six months ended June 30, 2022 and was $22.6 million during the comparable period for 2021. The period-to-period change was primarily attributable to increases in operating expenses and a decline in gross margin, which was offset by a $0.5 million increase in working capital.

Cash flows from investing activities

For the six months ended June 30, 2022, we used $108.9 million for the purchase of property, plant and equipment which exceeds the $51.9 million for such purchases in the prior year period. During 2022, we continued construction of the Greenfield Facility and Phase II of our expansion of our Kentucky Facility.

Cash flows from financing activities

For the six months ended June 30, 2022, net cash provided by financing activities of $0.1 million consisted primarily of:

•
Proceeds from the exercise of stock options and ESPP awards of $0.5 million; and
•
Repayments of debt and issuance costs of $0.4 million.

For the six month period ended June 30, 2021, net cash provided by financing activities of $111.2 million consisted primarily of:

•
Net proceeds from warrant exercises of $138.2 million; and
•
Repayments of debt of $27.1 million.

Off-balance Sheet Arrangements

At June 30, 2022, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

Evaluation of Disclosure Controls and Procedures

On August 11, 2021, we completed the acquisition of Danimer Catalytic Technologies. SEC guidance permits management to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition. In conducting our evaluation of the effectiveness of our internal control over financial reporting, we excluded Danimer Catalytic Technologies in our evaluation during the three month period ended June 30, 2022. We are in the process of incorporating Danimer Catalytic Technologies into our system of internal control over financial reporting.

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

We have evaluated the effectiveness of our disclosure controls and procedures for the three month period ended June 30, 2022. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the date of this report, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) were not effective due to material weaknesses in our internal control over financial reporting that were disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021. While we have implemented control improvements, the weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively, as noted below.

Changes in Internal Control over Financial Reporting

Other than the remediation efforts discussed below, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three month period ended June 30 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 5. OTHER INFORMATION

On August 5, 2022, we entered into an agreement with Truist Bank to pay off our existing Credit Agreement and terminate Truist’s lending obligations thereunder. Given the restrictive covenants contained in the Credit Agreement, this facility did not provide sufficient liquidity to justify the ongoing costs of maintaining it. As a result, we expect to incur a loss on early extinguishment of debt in the quarter ending September 30, 2022 in connection with the write off of $1.4 million of unamortized debt issuance costs. In connection with such agreement, Truist also agreed to release all its liens on our assets that would have secured any borrowings under the Credit Agreement. We will evaluate other opportunities to provide liquidity with this collateral.

Item 6. EXHIBITS

Exhibit No.	Description
10.1*	Truist Credit Agreement Payoff Confirmation Letter
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed with this quarterly report

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Danimer Scientific, Inc.

Date: August 9, 2022	By:	/s/ Stephen E. Croskrey
Stephen E. Croskrey
Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2022	By:	/s/ Michael A. Hajost
Michael A. Hajost
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)