Form 10-Q
period 2022-09-30
Danimer Scientific, Inc.
filed 2022-11-08
CIK 1779020

I hope o

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 8, 2022, the registrant had 101,388,673 shares of Class A common stock, $0.0001 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS

Certain statements contained herein, as well as in other filings we make with the United States Securities and Exchange Commission (“SEC”) and other written and oral information we release, regarding our future performance constitute “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements may relate to, among other things, the impact on our business, operations and financial results of the COVID-19 pandemic and the ongoing conflict in Ukraine (each of which, among other things, may affect many of the items listed below); the demand for our products and services; revenue growth; effects of competition; supply chain and technology initiatives; inventory and in-stock positions; state of the economy; state of the credit markets, including mortgages, home equity loans, and consumer credit; impact of tariffs; demand for credit offerings; management of relationships with our employees, suppliers and vendors, and customers; international trade disputes, natural disasters, public health issues (including pandemics and related quarantines, shelter-in-place orders, and similar restrictions), and other business interruptions that could disrupt supply or delivery of, or demand for, our products or services; continuation of equity programs; net earnings performance; earnings per share; capital allocation and expenditures; liquidity; return on invested capital; expense leverage; stock-based compensation expense; commodity price inflation and deflation; the ability to issue debt on terms and at rates acceptable to us; the impact and expected outcome of investigations, inquiries, claims, and litigation; the effect of accounting charges; the effect of adopting certain accounting standards; the impact of regulatory changes; financial outlook; and the integration of acquired companies into our organization and the ability to recognize the anticipated synergies and benefits of those acquisitions.

Forward-looking statements are based on currently available information and our current assumptions, expectations and projections about future events. You should not rely on our forward-looking statements. These statements are not guarantees of future performance and are subject to future events, risks and uncertainties – many of which are beyond our control, dependent on the actions of third parties, or are currently unknown to us – as well as potentially inaccurate assumptions that could cause actual results to differ materially from our expectations and projections. These risks and uncertainties include, but are not limited to, those described in Part II, Item 1A, “Risk Factors” and elsewhere in this report and as also may be described from time to time in future reports we file with the SEC. You should read such information in conjunction with our Condensed Consolidated Financial Statements and related notes and “Management's Discussion and Analysis of Financial Condition and Results of Operations” in this report. There also may be other factors that we cannot anticipate or that are not described in this report, generally because we do not currently perceive them to be material. Such factors could cause results to differ materially from our expectations.

Forward-looking statements speak only as of the date they are made, and we do not undertake to update these statements other than as required by law. You are advised, however, to review any further disclosures we make on related subjects in our periodic filings with the SEC.

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (UNAUDITED)

DANIMER SCIENTIFIC, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31,
(in thousands, except share and per share data)	2022	2021
Assets:
Current assets:
Cash and cash equivalents	$99,127	$286,487
Accounts receivable, net	17,426	17,149
Other receivables, net	1,377	3,836
Inventories, net	35,201	24,573
Prepaid expenses and other current assets	5,080	4,737
Contract assets, net	4,379	3,576
Total current assets	162,590	340,358

Property, plant and equipment, net	436,875	316,181
Intangible assets, net	81,491	84,659
Goodwill	-	62,649
Right-of-use assets	19,083	19,240
Leverage loans receivable	31,446	13,408
Restricted cash	1,663	481
Loan fees	-	1,397
Other assets	227	224
Total assets	$733,375	$838,597

Liabilities and Stockholders' equity:
Current liabilities:
Accounts payable	$4,324	$20,790
Accrued liabilities	20,407	18,777
Unearned revenue and contract liabilities	2,000	214
Current portion of lease liability	3,337	3,337
Current portion of long-term debt, net	1,501	357
Total current liabilities	31,569	43,475

Private warrants liability	964	9,578
Long-term lease liability, net	22,265	22,693
Long-term debt, net	285,969	260,934
Deferred income taxes	246	1,014
Other long-term liabilities	641	638
Total liabilities	$341,654	$338,332

Commitments and Contingencies (Note 16)

Stockholders' equity:
Common stock, $0.0001 par value; 200,000,000 shares authorized: 101,388,673 and 100,687,820 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	$10	$10
Additional paid-in capital	662,308	619,145
Accumulated deficit	(270,597)	(118,890)
Total stockholders’ equity	391,721	500,265
Total liabilities and stockholders’ equity	$733,375	$838,597

The accompanying notes are an integral part of these condensed consolidated financial statements.

DANIMER SCIENTIFIC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2022	2021	2022	2021

Revenue:
Products	$9,099	$12,397	$33,890	$34,715
Services	1,349	972	4,004	6,306
Total revenue	10,448	13,369	37,894	41,021

Costs and expenses:
Cost of revenue	14,503	13,601	45,606	37,786
Selling, general and administrative	19,413	26,592	62,042	55,791
Research and development	7,947	5,010	24,469	11,604
Loss on sale of assets	-	-	1	33
Impairment of long-lived assets	63,491	-	63,491	-
Total costs and expenses	105,354	45,203	195,609	105,214
Loss from operations	(94,906)	(31,834)	(157,715)	(64,193)
Nonoperating (expense) income:
Gain on remeasurement of private warrants	1,607	28,392	8,614	6,435
Interest, net	(553)	(164)	(2,197)	(516)
Gain on forgiveness of debt	-	-	-	1,776
Loss on loan extinguishment	(1,500)	-	(1,500)	(2,604)
Other, net	240	8	324	18
Total nonoperating (expense) income:	(206)	28,236	5,241	5,109
Loss before income taxes	(95,112)	(3,598)	(152,474)	(59,084)
Income taxes	236	11,423	767	11,423
Net (loss) income	$(94,876)	$7,825	$(151,707)	$(47,661)

Basic net (loss) income per share	$(0.94)	$0.08	$(1.50)	$(0.53)
Diluted net (loss) income per share	$(0.94)	$0.08	$(1.50)	$(0.53)

Weighted average number of shares used to compute:
Basic net (loss) income per share	101,199,195	98,160,626	100,993,068	90,614,910
Effect of dilutive instruments	-	5,360,126	-	-
Diluted net (loss) income per share	101,199,195	103,520,752	100,993,068	90,614,910

The accompanying notes are an integral part of these condensed consolidated financial statements.

DANIMER SCIENTIFIC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2022	2021	2022	2021
Common stock:
Balance, beginning of period	$10	$9	$10	$8
Issuance of common stock	-	1	-	2
Balance, end of period	10	10	10	10

Additional paid-in capital:
Balance, beginning of period	647,566	620,808	619,145	414,819
Stock-based compensation expense	14,415	14,397	42,398	35,093
Fair value of private warrants converted to public warrants	-	-	-	45,515
Stock issued under stock compensation plans	248	316	741	2,782
Exercise of warrants, net of issuance costs	-	(6)	-	138,196
Issuance of common stock, net of issuance costs	79	(2)	79	(892)
Costs related to warrants	-	-	(55)	-
Balance, end of period	662,308	635,513	662,308	635,513

Accumulated deficit:
Balance, beginning of period	(175,721)	(114,269)	(118,890)	(58,783)
Net (loss) income	(94,876)	7,825	(151,707)	(47,661)
Balance, end of period	(270,597)	(106,444)	(270,597)	(106,444)
Total stockholders' equity	$391,721	$529,079	$391,721	$529,079

The accompanying notes are an integral part of these condensed consolidated financial statements.

DANIMER SCIENTIFIC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30,
(in thousands)	2022	2021
Cash flows from operating activities:
Net loss	$(151,707)	$(47,661)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on remeasurement of private warrants	(8,614)	(6,435)
Stock-based compensation	42,398	35,093
Depreciation and amortization	13,172	7,489
Inventory reserves	609	-
Deferred income taxes	(767)	(11,423)
Amortization of debt issuance costs and debt discounts	1,601	337
Gain on forgiveness of debt	-	(1,776)
Amortization of right-of-use assets and lease liability	(270)	(942)
Contract asset reserve	1,216	-
Loss on extinguishment of debt	1,500	1,900
Impairment of long-lived assets	63,491	-
Other	1,249	186
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable, net	(1,747)	(6,331)
Other receivables	2,724	(3)
Inventories, net	(14,271)	(9,471)
Prepaid expenses and other current assets	1,749	(1,194)
Contract assets	(2,019)	(1,578)
Other assets	(5)	40
Accounts payable	(4,642)	887
Accrued and other long-term liabilities	(5,035)	(4,338)
Unearned revenue and contract liabilities	1,786	(2,221)
Net cash used in operating activities	(57,582)	(47,441)
Cash flows from investing activities:
Purchases of property, plant and equipment	(133,632)	(96,798)
Investment in leverage loans receivable related to NMTC financing	(18,037)	-
Acquisition of Novomer, net of cash acquired	(14)	(151,179)
Proceeds from sales of property, plant and equipment	55	340
Net cash used in investing activities	(151,628)	(247,637)
Cash flows from financing activities:
Proceeds from exercise of warrants, net of issuance costs	-	138,196
Proceeds from long-term debt	24,700	169
Cash paid for debt issuance costs	(1,547)	(1,691)
Proceeds from exercise of stock options	215	2,676
Proceeds from employee stock purchase plan	526	106
Principal payments on long-term debt	(886)	(27,086)
Cost related to warrants	(55)	-
Proceeds from issuance of common stock, net of issuance costs	79	(892)
Net cash provided by financing activities	23,032	111,478
Net decrease in cash and cash equivalents and restricted cash	(186,178)	(183,600)
Cash and cash equivalents and restricted cash-beginning of period	286,968	379,897
Cash and cash equivalents and restricted cash-end of period	$100,790	$196,297

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

The Company (formerly Live Oak Acquisition Corp. (“Live Oak”)), was originally incorporated in the State of Delaware on May 24, 2019 as a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, recapitalization, reorganization, or similar business combination with one or more businesses. Live Oak completed its initial public offering in May 2020. On December 29, 2020, Live Oak consummated a business combination (“Business Combination”) pursuant to an Agreement and Plan of Merger, dated as of October 3, 2020 (as amended by Amendment No. 1, dated as of October 8, 2020, and Amendment No. 2, dated as of December 11, 2020 (collectively “Merger Agreement”)), by and among Live Oak, Green Merger Corp. (“Merger Sub.”), and Meredian Holdings Group, Inc. (“Legacy Danimer”). Immediately upon consummation of the Business Combination, Merger Sub. merged with and into Legacy Danimer, with Legacy Danimer surviving the merger as a wholly owned subsidiary of Live Oak. In connection with the Business Combination, Live Oak changed its name to Danimer Scientific, Inc.

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

Since we do not have any items of other comprehensive income or loss, there is no difference between net (loss) income and comprehensive (loss) income for the three and nine-month periods ended September 30, 2022 or 2021, so a separate condensed consolidated statement of comprehensive (loss) income that would otherwise be required is not presented.

Recently Issued Accounting Pronouncements

There have been no new accounting pronouncements not yet effective that we believe will have a significant effect, or potential significant effect, on our condensed consolidated financial statements.

Note 2. Business Combination

Danimer Catalytic Technologies

On August 11, 2021, we acquired all of the outstanding shares of Novomer, Inc., a privately held company, in exchange for $153.9 million in cash, gross of cash acquired, subject to certain customary adjustments as set forth in the merger agreement. We also entered into employment or consulting agreements with, and granted stock options to, certain key employees and consultants of Novomer, Inc. We have also recorded contingent purchase price payable that will be payable to the sellers upon our collection of an income tax refund receivable. We have integrated Novomer, Inc. into our business as Danimer Catalytic Technologies.

Danimer Catalytic Technologies uses its proprietary thermal catalytic conversion process to produce a unique type of PHA, referred to under its brand name as Rinnovo, that can be incorporated into some of our products as a complement to our existing PHA polymer at reduced cost.

The table below sets forth the final fair values of assets acquired and liabilities assumed including the adjustments recorded in the nine months ended September 30, 2022:

	December 31,		September 30,
(in thousands)	2021	Adjustments	2022
Cash and restricted cash	$2,741	$-	$2,741
Property, plant and equipment	18,622	-	18,622
Other assets acquired	2,302	-	2,302
Right-of-use asset	2,715	-	2,715
Acquired technology	84,400	-	84,400
Goodwill	62,649	14	62,663
Deferred tax liability	(14,246)	-	(14,246)
Lease liability	(2,759)	-	(2,759)
Liabilities assumed	(2,004)	(14)	(2,018)
Contingent purchase price payable	(500)	-	(500)
Total preliminary purchase price	$153,920	$-	$153,920

We originally recognized the assets acquired and liabilities assumed at their estimated acquisition date fair values, with the excess of the purchase price over the fair values of the identifiable net assets acquired recorded as goodwill.

The acquired goodwill was attributable to the strategic opportunities and synergies that we expected to arise from the acquisition and the value of its existing workforce. The goodwill was not deductible for federal income tax purposes. As of September 30, 2022, we have fully impaired the acquired goodwill balance. Refer to Note 6 for additional information.

The following table compares pro forma revenue and loss from operations for the combined entity for the three and nine months ended September 30, 2021 as if the acquisition had taken place on January 1, 2021 to actual results for the three and nine months ended September 30, 2022. These pro forma results do not necessarily reflect what the combined entity's results would have been had the acquisition taken place at that time, and this pro forma financial information may not be useful in predicting our future financial results. The actual results might have differed significantly from the pro forma amounts reflected herein due to a variety of factors. The following includes pro forma adjustments to reflect amortization of acquired technology intangible assets. We do not disclose pro forma impact related to income taxes or earnings-per-share as we do not believe those are useful to the reader in our situation.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Revenue	$10,448	$13,369	$37,894	$41,021
Loss from operations	(94,906)	(33,225)	(157,715)	(73,418)

During the three and nine months ended September 30, 2022, Danimer Catalytic Technologies incurred $2.8 million and $8.6 million in expenses, respectively, including amortization expense.

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

Level 1

The carrying amounts of our cash and cash equivalents and restricted cash were measured using quoted market prices in active markets and represent Level 1 investments. Our other financial instruments such as accounts receivable, accounts payable and accrued expenses, approximate their fair values due to their short maturities. The fair value of our Notes (see Note 11), based on trades made around September 30, 2022, was approximately $144 million.

We value our restricted stock without market or performance factors at the closing price of a share of our common stock on the grant date.

We value our restricted stock with performance factors at the closing price of a share of our common stock on each period end date, or $2.95 at September 30, 2022, since such grants include a cash settlement feature.

Level 2

We value our restricted stock with market-based vesting provisions using a Monte Carlo simulation, which takes into account a large number of potential stock price scenarios over time and incorporates varied assumptions about volatility and exercise behavior for those various scenarios. These assumptions are based on market data but cannot be directly observed. A fair value is determined for each potential outcome. There were no restricted stock units that contained a market-based vesting condition issued during the three and nine months ended September 30, 2022.

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

	September 30,	Three Months Ended September 30,
	2022	2022	2021
Share prices of our common stock	$2.95	$2.95 - $4.81	$16.23 - $24.93
Expected volatilities	48.93%	47.55% - 49.38%	45.40% - 45.40%
Risk-free rates of return	3.99%	2.93% - 4.00%	0.88% - 0.97%
Expected option terms (years)	5.03	4.81 - 6.00	6.00 - 6.00
Calculated option values	$0.50	$0.12 - $2.25	$7.12 - $10.94

The table below sets forth the inputs we used in our Black Scholes models for Private Warrants valuations and the fair values determined.

	September 30, 2022	December 31, 2021
Share price of our common stock	$2.95	$8.52
Expected volatility	54.3%	47.6%
Risk-free rate of return	4.14%	1.11%
Expected warrant term (years)	3.24	3.99
Fair value determined per warrant	$0.25	$2.45

Note 4. Inventories, net

Inventories, net consisted of the following:

	September 30,	December 31,
(in thousands)	2022	2021
Raw materials	$18,973	$11,555
Work in process	1,527	928
Finished goods and related items	14,701	12,090
Total inventories, net	$35,201	$24,573

At September 30, 2022 and December 31, 2021, finished goods and related items included $5.7 million and $5.6 million of finished neat PHA. Inventory at September 30, 2022 is stated net of reserves of $0.6 million related to interim assessments to reduce the carrying value of inventory to the lower of cost or net realizable value.

Note 5. Property, Plant and Equipment, net

Property, plant and equipment, net, consisted of the following:

		September 30,	December 31,
(in thousands)	Estimated Useful Life (Years)	2022	2021
Land and improvements	20	$92	$92
Leasehold improvements	Shorter of useful life or lease term	53,051	27,845
Buildings	15-40	2,156	2,156
Machinery and equipment	5-20	123,121	97,923
Motor vehicles	7-10	921	912
Furniture and fixtures	7-10	443	420
Office equipment	3-10	3,927	3,368
Construction in progress	N/A	291,960	212,647
		475,671	345,363
Accumulated depreciation and amortization		(38,796)	(29,182)
Property, plant and equipment, net		$436,875	$316,181

We reported depreciation and amortization expense (which included amortization of intangible assets) as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Cost of revenue	$2,571	$2,110	$7,087	$5,899
Selling, general and administrative	175	123	498	315
Research and development	1,839	946	5,587	1,275
Total depreciation and amortization expense	$4,585	$3,179	$13,172	$7,489

Construction in progress consists primarily of the early stages of construction of our Greenfield facility in Bainbridge, Georgia and the build-out of our facility in Winchester, Kentucky, as noted in the table below.

(in thousands)	September 30, 2022	December 31, 2021
Georgia	$177,754	$83,660
Kentucky	110,060	128,289
New York	4,146	698
	$291,960	$212,647

We expect to place most of the remaining assets associated with our Phase II expansion of our facility in Winchester, Kentucky in service by December 31, 2022. We do not have an expected in-service date for our Greenfield facility in Bainbridge, Georgia at this time, since that project is still in an early stage of construction.

Property, plant and equipment includes gross capitalized interest of $11.4 million and $5.7 million as of September 30, 2022 and December 31, 2021, respectively. For the three months ended September 30, 2022 and 2021, interest costs of $2.1 million and $0.1 million respectively, were capitalized to property, plant and equipment. For the nine months ended September 30, 2022 and 2021, interest costs of $5.7 million and $0.3 million, respectively, were capitalized to property, plant and equipment.

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

We capitalize the costs of patent acquisition as well as the costs of the defense of patents when we believe a successful defense of that patent is probable and that a successful defense increases the value of the patent. Patent costs are amortized on a straight-line basis over their estimated useful lives, which range from 13 to 20 years. Our intangible portfolio has an estimated weighted average useful life of 18.8 years.

Intangible assets, net, consisted of the following:

	September 30,	December 31,
(in thousands)	2022	2021
Intangible assets, gross	$93,628	$93,244
Capitalized patent costs not yet subject to amortization	1,084	869
Intangible assets subject to amortization, gross	92,544	92,375
Accumulated amortization, beginning balance	(8,585)	(6,496)
Amortization in the quarter ended:
March 31	(1,181)	(124)
June 30	(1,186)	(125)
September 30	(1,185)	(657)
December 31	-	(1,183)
Accumulated amortization, ending balance	(12,137)	(8,585)
Intangible assets subject to amortization, net	80,407	83,790
Total intangible assets, net	$81,491	$84,659

We report amortization expense primarily in research and development expense.

Goodwill

Goodwill is tested for impairment on an annual basis each November 1st and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. We considered the continuation of a sustained decline in our market capitalization level below our book equity value and other macroeconomic factors as indicators that an impairment loss may have occurred. Therefore, we performed an interim quantitative impairment assessment utilizing a market capitalization analysis as a corroboration of the fair value of our single reporting unit while assuming a control premium of 10%. As a result of the test, we determined that an impairment existed and recorded an impairment charge of $62.7 million during the three months ended September 30, 2022.

Changes in the carrying amount of goodwill were as follows:

September 30,
(in thousands)	2022
Balance at beginning of period	$62,649
Adjustment of estimate of fair value of liabilities assumed related to Danimer Catalytic Technologies acquisition	14
Accumulated impairment losses	(62,663)
Balance at end of period	$-

Note 7. Accrued Liabilities

The components of accrued liabilities were as follows:

	September 30,	December 31,
(in thousands)	2022	2021
Construction in progress accruals	$13,219	$8,896
Accrued interest	2,377	274
Compensation and related expenses	1,118	4,572
Accrued taxes	852	500
Accrued loss on supply contract	689	1,423
Accrued utilities	639	320
Transaction costs and other legal fees	504	850
Legal settlement	313	1,250
Other	696	692
Total accrued liabilities	$20,407	$18,777

Note 8. Income Taxes

Income tax benefits for the three and nine months ended September 30, 2022 were $0.2 million and $0.8 million, respectively. Our effective income tax rates were 0.2% and 0.5% for the three and nine months ended September 30, 2022, respectively. Our effective tax rate differed from the federal statutory rate of 21% due to our substantial valuation allowance against our deferred tax assets. Our effective income tax rates were 317.5% and 19.3% for the three and nine months ended September 30, 2021, respectively, primarily due to a change in our valuation allowance related to the acquisition of Novomer.

In assessing the realizability of deferred income tax assets, we consider whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods at which time those temporary differences become deductible.

In making valuation allowance determinations, we consider all available evidence, positive and negative, affecting specific deferred tax assets, including the scheduled reversal of deferred income tax liabilities, projected future taxable income, the length of carry-back and carry-forward periods, and tax planning strategies in making this assessment. On September 30, 2022, we continued to maintain a partial valuation allowance against our net deferred tax assets due to the uncertainty surrounding realization of such assets.

Note 9. Leases

The following table sets forth the allocation of our operating lease costs.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Cost of revenue	$626	$723	$1,880	$1,336
Selling, general and administrative	136	235	333	196
Research and development	113	(178)	423	111
Total operating lease cost	$875	$780	$2,636	$1,643

Note 10. Private Warrants

At September 30, 2022 and December 31, 2021, there were 3,914,525 outstanding Private Warrants to purchase shares of our common stock at an exercise price of $11.50 per share, subject to adjustments, which were privately placed prior to the Business Combination. The Private Warrants are exercisable at any time after May 7, 2021. On December 28, 2025, any then-outstanding Private Warrants will expire.

The Private Warrants meet the definition of derivative instruments and are reported as liabilities at their fair values at each period end, with changes in the fair value of the Private Warrants recorded as a non-cash charge or gain. A roll-forward of the Private Warrants liability is below.

(in thousands)
Balance at December 31, 2021	$(9,578)
Gain on remeasurement of private warrants	4,995
Balance at March 31, 2022	(4,583)
Gain on remeasurement of private warrants	2,012
Balance at June 30, 2022	(2,571)
Gain on remeasurement of private warrants	1,607
Balance at September 30, 2022	$(964)

Note 11. Debt

The components of long-term debt were as follows:

	September 30,	December 31,
(in thousands)	2022	2021
3.25% Convertible Senior Notes	$240,000	$240,000
New Market Tax Credit Transactions	45,700	21,000
Subordinated Term Loan	10,205	10,205
Commercial Premium Finance Note	1,340	-
Vehicle and Equipment Notes	405	407
Mortgage Notes	225	242
Asset-based Lending Arrangement	-	-
Total	$297,875	$271,854
Less: Total unamortized debt issuance costs	(10,405)	(10,563)
Less: Current maturities of long-term debt	(1,501)	(357)
Total long-term debt	$285,969	$260,934

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

Capped Calls

Also in December 2021, in connection with the Notes, we purchased capped calls (“Capped Calls”) with certain well-capitalized financial institutions for $35 million. The Capped Calls are call options that permit us, at our option, to require the counterparties to deliver to us shares of our common stock. We may also net-settle the Capped Calls and receive cash instead of shares. The Capped Calls are indexed to our own common stock and qualify for equity classification and have no effect on operating results. We have not exercised any of the Capped Calls at September 30, 2022, and the Capped Calls expire on April 12, 2027.

Asset-based Lending Arrangement

On April 29, 2021, we entered into a credit facility (“Credit Agreement”), which we amended December 15, 2021, with Truist Bank that included a $20.0 million variable interest rate asset-based lending arrangement. The amount of the revolving commitment available for borrowing at any given time was subject to a borrowing base formula that was based upon our qualifying accounts receivable and inventory. Any borrowings would have been secured by these assets. This facility was scheduled to mature on April 29, 2026.

On August 5, 2022, we entered into an agreement with Truist Bank to pay off the Credit Agreement and terminate Truist’s lending obligations thereunder. Given the restrictive covenants contained in the Credit Agreement, this facility did not provide sufficient liquidity to justify the ongoing costs of maintaining it. We incurred a loss on early extinguishment of debt in the three months ended September 30, 2022 of $1.5 million in connection with this termination, including the write off of $1.4 million in unamortized debt issuance costs.

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

The Subordinated Term Loan remains secured by all real and personal property of the borrowing subsidiary and its subsidiaries but is subordinated to all other existing lenders. At September 30, 2022, we were in compliance with all financial covenants.

New Markets Tax Credit Transactions

We entered into financing arrangements under the New Markets Tax Credit (“NMTC”) program during 2019 with various unrelated third-party financial institutions (individually and collectively referred to as “Investors”), which then invest in certain “Investment Funds.”

Additionally, during the three months ended September 30, 2022, we entered into a new NMTC financing arrangement for $24.7 million.

In each of the financing arrangements, we loaned money to the Investment Funds. These loans of $31.4 million and $13.4 million are recorded as leveraged loan receivables as of September 30, 2022 and December 31, 2021, respectively. Each Investment Fund then contributed the funds from our loan and the Investors' investment to a special purpose entity, which then in turn loaned the contributed funds to a wholly owned subsidiary of the Company.

We expect these borrowings and our related loans to the Investment Funds will be forgiven between 2026 and 2029.

Commercial Premium Finance Note

In June 2022, we entered into a financing agreement related to premiums of certain insurance policies. This note bears interest at 3.99% with a maturity date of June 2023.

Vehicle and Equipment Notes

We have nineteen vehicle and equipment notes outstanding at September 30, 2022, primarily relating to motor vehicles and warehouse equipment. We make monthly payments on these notes at interest rates ranging from 5.11% to 8.49%.

Mortgage Notes

We have two mortgage notes secured by residential property. These notes bear interest at 6.5% and 5.25%, with maturity dates in October 2023 and March 2025.

Note 12. Equity

Common Stock

The following table summarizes the common stock activity for the three and nine months ended September 30, 2022 and 2021, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Balance, beginning of period	101,114,861	97,732,079	100,687,820	84,535,640
Issuance of common stock	273,812	2,592,236	700,853	15,788,675
Balance, end of period	101,388,673	100,324,315	101,388,673	100,324,315

Public Warrants

At December 31, 2020, there were 10 million outstanding publicly traded warrants to purchase shares of our common stock with an exercise price of $11.50 per share, subject to adjustments (“Public Warrants”). The Public Warrants were exercisable and potentially redeemable after May 7, 2021.

On June 16, 2021, we redeemed 50,965 Public Warrants, which included all unexercised Public Warrants. Prior to the redemption, 12,033,169 Public Warrants, including some Public Warrants that had initially been Private Warrants, were exercised. Net of fees, we collected $138.1 million in connection with these exercises and redemptions. The Public Warrants had qualified as equity instruments, and we had included them in additional paid-in capital.

Non-Plan Legacy Danimer Options and Warrants

Prior to 2017, Legacy Danimer had issued 208,183 stock options that were not a part of either the Legacy Danimer 2016 Executive Plan or the Legacy Danimer 2016 Omnibus Plan. These options had a weighted average exercise price of $30 per share. On December 29, 2020, the then-remaining 30,493 of these options were converted to options to purchase 279,252 shares of our common stock with a weighted average exercise price of $3.28 per share. During 2021, 153,763 of these options were exercised and at September 30, 2022, 125,489 of these options remained.

As of December 29, 2020, Legacy Danimer had 55,319 warrants outstanding with an exercise price of $30 per share. In connection with the Business Combination, these options were converted to options to purchase 506,611 shares of our common stock with an exercise price of $3.28 per share. All remaining Legacy Danimer warrants were exercised during the three-month period ended March 31, 2021 on a cashless basis by issuing 435,961 shares of common stock.

Equity Distribution Agreement

On September 7, 2022, we entered into an equity distribution agreement (“Equity Distribution Agreement”) with Citigroup Global Markets Inc. as Manager, under which we may issue and sell shares of our Class A common stock “at the market” from time-to-time with an aggregate offering price of up to $100 million (collectively the “ATM Offering”). Under the Equity Distribution Agreement, the Manager may sell small volumes of our common stock at the prevailing market price, during such times and at such terms as we have predesignated. We have no obligation to sell any shares and may at any time suspend offers and sales that are part of the ATM Offering or terminate the Equity Distribution Agreement. During the three months ended September 30, 2022, we issued 212,604 shares at an average price of $4.15 per share resulting in proceeds of approximately $0.9 million. Additionally, we incurred issuance costs of $0.9 million, which were primarily one-time costs, but which also included less than $0.1 million in commissions to the Manager. As of September 30, 2022, $99.1 million remains available for distribution under the Equity Distribution Agreement.

Anti-dilutive Instruments

The following instruments were excluded from the calculation of diluted shares outstanding because the effect of including them would have been anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Convertible debt	22,250,040	-	22,250,040	-
Employee stock options	11,877,355	5,518,473	11,877,355	10,642,261
Private Warrants	3,914,525	-	3,914,525	3,914,525
Restricted shares	2,671,482	3,035,676	2,671,482	3,035,676
Performance shares	50,251	-	50,251	-
Legacy Danimer options	125,489	-	125,489	125,489
Total excluded instruments	40,889,142	8,554,149	40,889,142	17,717,951

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

We defer certain contract fulfillment costs. These costs are amortized to cost of revenue on a per-pound basis as we sell the related product. During the three months ended September 30, 2022 and 2021, we charged $0.1 million and $0.2 million, respectively, of fulfillment costs to cost of revenue. During the nine months ended September 30, 2022 and 2021, we charged $0.4 million and $0.5 million, respectively of fulfillment costs to cost of revenue. At September 30, 2022 and December 31, 2021, we had recorded gross contract assets of $3.2 million and $2.5 million, respectively, related to these fulfillment costs.

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

The following table shows the significant changes in the R&D contract asset and contract liability balances.

	September 30, 2022		December 31, 2021
(in thousands)	Contract Assets	Contract Liabilities	Contract Assets	Contract Liabilities
Beginning balance	$2,128	$(214)	$-	$(2,115)
Revenue recognized in the quarter ended:
March 31	(582)	582	-	1,397
June 30	2,038	210	1,530	1,513
September 30	692	290	6	572
December 31	-	-	592	675
Total revenue recognized	2,148	1,082	2,128	4,157
Unearned consideration received in the quarter ended:
March 31	-	(368)	-	(1,600)
June 30	(50)	(2,500)	-	-
September 30	(425)	-	-	-
December 31	-	-	-	(656)
Total unearned consideration received	(475)	(2,868)	-	(2,256)
Reserves recorded in the quarter ended:
June 30	(1,215)	-	-	-
Ending balance	$2,586	$(2,000)	$2,128	$(214)

COVID-related shutdowns have caused significant delays in production trials and material testing at outside laboratories, which resulted in missing the deadlines specified in one of our contract R&D arrangements. During the nine months ended September 30, 2022, our partner in this project elected to cancel it, according to the terms of the contract, due to these delays. As a result, we recorded a reserve of $1.2 million against the outstanding contract asset.

Disaggregated Revenues

Revenue by geographic areas is based on the location of the customer. The following is a summary of revenue information by major geographic area:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Domestic	$9,103	$9,484	$31,324	$29,233
Belgium	915	1,735	1,999	4,240
Austria	334	4	888	5
Germany	5	2,124	2,694	4,300
Switzerland	-	(285)	80	2,476
All other countries	91	307	909	767
Total revenues	$10,448	$13,369	$37,894	$41,021

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

In connection with the acquisition of Novomer, Inc. described in Note 2, we obtained an additional authorized share pool of 289,951 shares, which could only be granted to former Novomer, Inc. employees or employees hired after August 11, 2021, of which no shares remain at September 30, 2022.

On January 16, 2022, our Board approved the assumption of the remaining authorized but unissued 2,895,411 shares under the Legacy Danimer 2016 Executive Plan and the Legacy Danimer 2016 Omnibus Plan into our 2020 Incentive Plan.

On September 30, 2022 and December 31, 2021, 1,589,905 shares and 213,997 shares, respectively, of our common stock remained authorized for issuance with respect to awards under the 2020 Incentive Plan.

The 2020 ESPP provides for the sale of our common stock to our employees through payroll withholding at a discount of 15% from the lower of the closing price of our common stock on the first or last day of each biannual offering period. Up to 2,571,737 shares of our common stock were authorized to be issued under this plan. We have issued 83,180 shares as of September 30, 2022.

These share pool limits are subject to adjustment in the event of a stock split, stock dividend or other changes in our capitalization.

The following table sets forth the allocation of our stock-based compensation expense.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Cost of revenue	$22	$28	$60	$81
Selling, general and administrative	12,437	13,687	37,010	31,712
Research and development	1,846	1,443	5,480	4,060
Total stock-based compensation	$14,305	$15,158	$42,550	$35,853

Restricted Shares

During the three months ended March 31, 2022, we granted 38,659 restricted shares for which the restrictions lapse on February 7, 2023 and 103,092 restricted shares for which the restrictions lapse in successive one-thirds of the award on February 7, 2023, 2024 and 2025, respectively. We recognize the compensation expense for these shares on a straight-line basis from the grant date through February 7, 2025. During the three months ended March 31, 2021, we granted 1,517,836 restricted shares. The restrictions on these shares lapse in successive one-thirds of the award on December 29, 2021, 2022 and 2023, respectively, and 505,944 of these shares vested during 2021.

We recognize the compensation expense for these shares on a straight-line basis from the grant date through December 29, 2023. We recognized $4.9 million and $5.1 million of expense related to these awards during the three months ended September 30, 2022 and 2021, respectively, and $14.4 million and $11.3 million during the nine months ended September 30, 2022 and 2021, respectively. We did not issue any restricted shares for the three months ended September 30, 2022 or September 30, 2021. At September 30, 2022, 1,153,642 restricted shares remained outstanding.

Also during the three months ended March 31, 2021, we granted 1,517,840 restricted shares for which the restrictions lapse on successive one-thirds of the award on the first date the volume-weighted average price per share of our common stock equals or exceeds $24.20 for any 20 trading dates within 30-day trading periods beginning on December 29, 2021, 2022, and 2023, respectively. We are recognizing the compensation expense for these shares on a straight-line basis from the grant date through January 2024. We recognized $4.7 million and $4.8 million of expense during the three months ended September 30, 2022 and 2021, respectively, and $13.9 million and $10.8 million during the nine months ended September 30, 2022 and 2021, respectively. We did not issue any restricted shares for the three months ended September 30, 2022 or September 30, 2021. All of these restricted shares remained outstanding at September 30, 2022.

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

On July 23, 2021, we awarded 95,943 shares of restricted stock with performance conditions. These shares are unvested until attainment of performance targets defined in the grant agreement as follows:

•
30% of the shares are subject to a return on equity “ROE” metric based on 2023 financial results. 50% of these shares vest if ROE is 5%, 100% vest if ROE is 9% or higher, with prorated vesting between 5% and 9%.
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

In addition to these performance conditions, vesting of certain of these shares is also subject to having sufficient capacity in the 2020 Incentive Plan, which may not have enough shares remaining to fulfill these awards. In the event registered shares are unavailable, 535,641 of the 585,892 outstanding performance shares must be settled in cash as calculated using the price of our common stock on the vesting date. Due to this cash settlement feature, certain performance shares are accounted for as a liability that is marked to market using the price of our common stock at the end of each reporting period, with a life-to-date expense adjustment. At September 30, 2022, the long-term liability for these performance shares was $0.3 million. During the three and nine months ended September 30, 2022, we recognized related benefits of $0.05 million and $0.1 million, respectively, included in selling, general and administrative expenses. Other than this mark to market effect, expense is recognized on a straight-line basis between the dates of grant and the vesting dates, which we anticipate will be in February 2024 and March 2025, respectively. We did not issue any performance shares for the three months ended September 30, 2022. All of these performance shares remained outstanding at September 30, 2022.

Stock Options

A summary of share-settled stock option activity under our equity plans is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance, December 31, 2021	10,589,010	$14.85	7.39	$22,473,835
Granted	688,240	$3.96
Exercised	(50,000)	$3.28		$81,300
Balance, March 31, 2022	11,227,250	$14.24	7.32	$11,642,645
Granted	221,892	$4.07
Exercised	(10,000)	$3.28		$18,300
Balance, June 30, 2022	11,439,142	$14.05	7.13	$5,637,529
Granted	146,666	$4.04
Forfeited	(20,711)
Transferred from liability-based awards	312,258	$2.68
Balance, September 30, 2022	11,877,355	$14.21	6.97	$-
Exercisable	4,473,003	$4.84	4.52	$-
Vested and expected to vest	11,877,355	$14.21	6.97	$-

The aggregate intrinsic values are calculated as the difference between the exercise price of the indicated stock options and the fair value of our common stock on the respective exercise dates or on September 30, 2022, as applicable.

During the quarter ended March 31, 2022, we also granted 972,222 stock options that contained a cash-settlement feature if adequate shares were not available to settle the award by the vesting dates. During 2021, we granted 1,710,947 options that vest ratably on the three successive anniversaries of the grant date with the same cash-settlement feature. During the nine months ended September 30, 2022, we reclassified 312,258 options with a cash settlement feature to share settled. For the three and nine months ended September 30, 2022, we recognized a benefit of $0.1 million and $0.2 million, respectively, and recorded a long-term liability of $0.3 million at September 30, 2022 related to these stock options. There were no stock options issued with a cash settlement feature during the three months ended September 30, 2022.

The weighted average grant-date fair values of options granted during the three-month periods ended September 30, 2022 and 2021 was $1.97 and $7.15, respectively. There were 146,666 and 283,396 options granted during the three-month periods ended September 30, 2022 and 2021, respectively.

As of September 30, 2022, there was $74.2 million of unrecognized compensation cost related to unvested stock options and restricted shares granted under the 2020 Incentive Plan. That cost is expected to be recognized over a weighted-average period of 2.3 years.

Note 15. Supplemental Cash Flows

Supplemental cash flow information is presented below.

	Nine Months Ended
	September 30,
(in thousands)	2022	2021
Supplemental cash flow information:
Cash paid for interest, net of interest capitalized	$-	$375
Cash paid for operating leases	$2,657	$2,380
Supplemental non-cash disclosure:
Inventory consumed in constructing property, plant and equipment	$3,034	$-
Changes in accounts payable and accrued liabilities related to purchase of PP&E	$(5,157)	$9,880

Note 16. Commitments and Contingencies

Commitments

In connection with our 2007 acquisition of certain intellectual property, we agreed to pay royalties upon production and sale of PHA. The royalty is $0.05 per pound for the first 500 million pounds of PHA sold and decreases to $0.025 per pound for cumulative sales in excess of that amount until the underlying patents expire. We incurred approximately $0.3 million and $0.2 million in royalty expense during the nine months ended September 30, 2022 and 2021, respectively.

We have open purchase orders related to our Kentucky Facility Phase II expansion and our Greenfield plant construction totaling $62.5 million with anticipated delivery at various dates through December 2026.

In November 2015, we terminated a former executive and terminated our contract with an advisory firm (“Advisory Contract”), pursuant to which we, through the advisory firm, engaged the individual as an executive of the Company. In December 2015, we deemed the Advisory Contract, together with all related arrangements in connection therewith, void, including any share issuances in connection with such arrangements. We filed suit against the former executive and the advisory firm during 2016, and various counterclaims were filed by the former executive and the advisory firm. During the third quarter of 2020, this matter was settled, we agreed to pay $8 million to resolve all outstanding claims, the executive agreed to the cancellation of any shares issued to him pursuant to the Advisory Contract and related arrangements, and the parties exchanged of mutual releases. The remaining unpaid liabilities of $0.3 million and $1.25 million at September 30, 2022 and December 31, 2021, respectively, are included in accrued liabilities.

Litigation Matters

On May 14, 2021, a class action complaint was filed by Darryl Keith Rosencrants in the United States District Court for the Eastern District of New York, on May 18, 2021, a class action complaint was filed by Carlos Caballeros in the United States District Court for the Middle District of Georgia, on May 18, 2021, a class action complaint was filed by Dennis H. Wilkins also in the United States District Court for the Middle District of Georgia, and on May 19, 2021, a class action complaint was filed by Elizabeth and John Skistimas in the United States District Court for the Eastern District of New York. Each plaintiff or plaintiffs brought the action individually and on behalf of all others similarly situated against the Company.

The alleged class varies in each case but covers all persons and entities other than Defendants who purchased or otherwise acquired our securities between October 5, 2020 and May 4, 2021 (“Class Period”). Plaintiffs are seeking to recover damages caused by Defendants’ alleged violations of the federal securities laws and are pursuing remedies under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), and Rule 10b-5 promulgated thereunder. The complaints are substantially similar and are each premised upon various allegations that throughout the Class Period, Defendants made materially false and misleading statements regarding, among other things, our business, operations and compliance policies.

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

On January 19, 2022, a Consolidated Amended Class Action Complaint (“Amended Complaint”) was filed in the Eastern District of New York, naming as defendants the Company, its directors and certain of its officers as well as certain former directors (collectively, “Defendants”). The Amended Complaint is brought on behalf of a class consisting of (i) purchasers of shares of the Company during the Class Period, (ii) all holders of the Company’s Class A common stock entitled to vote on the merger transaction between the Company and Meredian Holdings Group, Inc. consummated on December 28, 2020 and (iii) purchasers of Company securities pursuant to the Company’s Registration Statement on Form S-4 that was declared effective on December 16, 2020 or the Company’s Registration Statement on Form S-1 that was declared effective on February 16, 2021. The Amended Complaint asserts claims for violations of Sections 10(b), 14(a) and 20(a) of the Exchange Act and Rules 10(b)-5(a)-(c) promulgated thereunder and Sections 11, 12 and 15 of the Securities Act of 1933, as amended (the “Securities Act”). Plaintiffs seek the following remedies: (a) a determination that the lawsuit is a proper class action pursuant to Rule 23 of the Federal Rules of Civil Procedure and certifying Plaintiffs as class representative, (b) awarding compensatory and punitive damages allegedly sustained by the class members by reason of the acts set forth in the Amended Complaint and (c) awarding pre-judgment and post-judgment interest and costs and expenses, including reasonable attorneys’ fees, experts’ fees and other costs.

The Defendants filed a motion to dismiss the Amended Complaint on May 20, 2022. Plaintiffs served their opposition papers to the motion to dismiss on July 21, 2022, and Defendants filed a reply on September 6, 2022. The court has yet to rule on the motion to dismiss. In their opposition papers, Plaintiffs have now confirmed that, based on Defendants’ arguments in the motion to dismiss, Plaintiffs have dropped seven of the nine counts, eliminating all of the Securities Act counts specifically relating to the proxy solicitation, registration statements and related control person claims, and all that now remains are the first two counts under Rules 10(b)-5(a)-(c) of the Exchange Act and control person liability. Additionally, all of the Defendants other than Danimer and three of its current or former officers or directors have been dismissed from the case.

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

Since we are unable to estimate the likelihood of incurring a loss, or the amount of loss, if any, related to these matters, we have not accrued any losses for these matters at September 30, 2022.

On May 5, 2021, we received a letter from the Atlanta regional office of the SEC, in connection with a non-public, fact-finding inquiry, requesting that we voluntarily produce certain specified information, to which we timely and voluntarily produced the requested information on July 14, 2021. Subsequently, the SEC had additional follow-up requests for further information, and we have timely and voluntarily responded to all such requests.

In the ordinary course of business, we may be a party to various other legal proceedings from time to time.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Report”) of Danimer Scientific, Inc. contains “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Except where the context otherwise requires or where otherwise indicated, the terms the “Company,” “Danimer,” “we,” “us,” and “our,” refer to the consolidated business of Danimer Scientific, Inc. and its consolidated subsidiaries. All statements in this Report, other than statements of historical fact, are forward-looking statements These forward-looking statements are based on management’s current expectations, assumptions, hopes, beliefs, intentions, and strategies regarding future events and are based on currently available information as to the outcome and timing of future events. Forward-looking statements may contain words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “should,” “would,” “could,” “plan,” “predict,” “potential,” “seem,” “seek,” “future,” “outlook,” the negative of such terms and other similar expressions which are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. The Company cautions you that these forward-looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond the control of the Company, incident to its business. Actual results and timing of selected events may differ materially from those anticipated in the forward-looking statements as a result of various factors, including those set forth under the section entitled “Risk Factors” or elsewhere in this Report.

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

We recently began making PHA on a commercial scale. In December 2018, we acquired a fermentation facility in Winchester, Kentucky (“Kentucky Facility”). We embarked on a two-phase commissioning strategy for the Kentucky Facility. Phase II construction, which continued commissioning during the third quarter of 2022, will expand the capacity of the plant by 45 million pounds to an annual plant capacity of 65 million pounds of finished product depending on final formulations and product mix.

In November 2021, we broke ground for the construction of a PHA plant in Bainbridge, Georgia (“Greenfield Facility”) that would require a capital investment of approximately $500 million to $612 million with a planned annual production capacity of approximately 125 million pounds of finished product depending on final formulations and product mix. Through September 30, 2022, we have invested approximately $151.3 million in the Greenfield Facility, excluding capitalized interest and internal labor and overhead. We may add additional capacity to the Greenfield Facility at a future date.

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

Comparability of Financial Information

Our results of operations may not be comparable between periods as a result of the Business Combination, the acquisition of Danimer Catalytic Technologies and the impairment of goodwill during the current quarter.

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

Current Developments

During the third quarter, we made further inroads in our mission to create biodegradable consumer packaging and other products which address the global plastics waste crisis, building on our team’s many accomplishments since we became a public company in late 2020 by:

•
signing distribution agreement with Formerra (formerly Avient Biosciences);
•
increasing our PHA production capacity and continuing the commissioning of our Phase II Kentucky facility; and
•
making additional progress in negotiating development and supply agreements with our blue-chip customers.

Russia & Ukraine Conflict

With respect to the war in the Ukraine, our business and operational environment is impacted by, among other things, responsive governmental actions including sanctions imposed by the U.S. and other governments.

While we do not have operations in either Russia or Ukraine, we have experienced a decline in sales due to the conflict, specifically some of our PLA products. We are unsure if this business will return in whole or in part in the future. We have also experienced supply chain challenges and increased logistics and raw material costs which we believe may be due in part to the negative impact on the global economy from the ongoing war in Ukraine, including but not limited to canola oil, which our PHA production currently uses as a feedstock. Prior to the Russian invasion, Ukraine was a significant producer of canola, though we do not source from Ukraine, and we have already placed orders to reduce our exposure to shortages or inflation.

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

As of September 30, 2022, as a result of the continuation of a sustained decline in our market capitalization level below our book equity value and other macroeconomic factors, we noted that there were indicators that an impairment loss may have occurred. Accordingly, we performed an interim quantitative impairment assessment related to the aforementioned triggering event noted and determined that an impairment existed. We recorded a goodwill impairment charge of $62.7 million during the period. Additionally, we performed an interim triggering event impairment assessment related to our long-lived tangible and intangible assets and determined no impairment existed.

Convertible Debt and Capped Call

We elected the early adoption of Accounting Standards Update 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40)(“ASU 2020-06”) effective January 1, 2021. This adoption had no impact on our consolidated financial statements prior to the issuance of our convertible debt on December 21, 2021.

We reviewed the applicable models under the simplified guidance and determined that this borrowing should be accounted for as debt and should be presented at stated carrying value, net of issuance costs. Additionally, we determined that since the conversion feature in the Notes is indexed solely in our own common stock, and since we retain the option to settle the Notes in shares, the conversion feature qualified for a “scope exception” to treatment as a derivative since the conversion feature qualifies as “fixed for fixed”, meaning the settlement is equal to the difference between a fixed monetary amount of convertible notes and the fair value of a fixed number of our shares. Therefore, we did not separately account for the conversion feature as a derivative.

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

Condensed Consolidated Results of Operations for the Three Months Ended September 30, 2022 and 2021:

	Three Months Ended September 30,
(in thousands)	2022	2021	Change
Revenue:
Products	$9,099	$12,397	$(3,298)
Services	1,349	972	377
Total revenue	10,448	13,369	(2,921)
Cost of revenue	14,503	13,601	902
Gross profit	(4,055)	(232)	(3,823)
Gross profit percentage	-38.8%	-1.7%
Operating expense:
Selling, general and administrative	19,413	26,592	(7,179)
Research and development	7,947	5,010	2,937
Loss on sale of assets	-	-	-
Impairment of long-lived assets	63,491	-	63,491
Total operating expenses	90,851	31,602	59,249
Loss from operations	(94,906)	(31,834)	(63,072)
Nonoperating (expense) income:
Gain on remeasurement of private warrants	1,607	28,392	(26,785)
Interest, net	(553)	(164)	(389)
Loss on loan extinguishment	(1,500)	-	(1,500)
Other, net	240	8	232
Total nonoperating (expense) income	(206)	28,236	(28,442)
Loss before income taxes	(95,112)	(3,598)	(91,514)
Income taxes	236	11,423	(11,187)
Net (loss) income	$(94,876)	$7,825	$(102,701)

Revenue

The decrease in product revenue was driven by 54% lower volumes in our PLA-based products, which were offset by a combined 0.6% increase in our weighted average selling prices and 21% volume increases of our PHA-based products. PHA-based products represented 51% of total revenue in the third quarter of 2022 and only represented 32% of total revenue during the same period in the prior year. PHA-based product sales increased $1.1 million due to increased customer orders. PLA-based product sales decreased $4.4 million compared to the prior year period primarily due to the conflict in Ukraine.

The increase in service revenue relates primarily to a $0.4 million increase in revenue from research and development contracts. We recognize revenue for these R&D services over time with progress measured based on personnel hours incurred to date as a percentage of total estimated personnel hours for each performance obligation identified within the contract, and we incurred an increase in such hours in the current year as certain projects near completion and new projects begin.

Our top three customers accounted for 58% of total revenue and our top four customers accounted for 57% of total revenue for the three months ended September 30, 2022 and 2021, respectively.

Cost of revenue and gross profit

Cost of revenue increased 7% for the three months ended September 30, 2022 as compared with the three months ended September 30, 2021. The increase in cost of revenue primarily relates to relative mix between PHA-based product and PLA-based product sales. As noted above, PHA-based product sales increased significantly as a percentage of total product revenue this quarter as compared with the prior year quarter. Cost of revenue for the current quarter includes a $0.5 million increase in utility costs and $0.5 million in R&D project related expenses and repairs and maintenance. During the three month period, we observed instances of lower utilization and higher fixed cost absorption rates. As a result, the margin profile of the PHA-based products sold continues to be lower than that of our PLA-based products. We believe the margin profile of our PHA-based products will continue to improve after this older, higher-cost inventory works through the channel and Phase II of our Kentucky Facility expansion begins to operate at scale.

The decline in gross profit percentage in the current quarter as compared to the prior quarter was primarily due to lower volume, and thus higher per-unit costs, of PLA-based products.

Operating expenses

The decrease in selling, general and administrative expense was due primarily to decreases of $4.4 million in compensation, benefit, and stock compensation related expenses due to the impact of prior year equity awards related to the Business Combination and other compensation that did not recur in the current-year period. Additional decreases of $2.3 million were related to Novomer, Inc. acquisition costs and $1.1 million in legal and accounting expenses to support initial public company activities, neither of which recurred in the current-year period. The increase in research and development expense period over period was due to $0.9 million of depreciation and amortization primarily related to a full quarter of ownership of Danimer Catalytic Technologies in the current year compared to a partial quarter of ownership following the acquisition date in the prior year, an increase of $0.7 million due to compensation and benefits costs related to additional headcount in the research and development areas, an increase in stock-based compensation primarily related to equity awards granted since the prior year and increased R&D material costs of $0.5 million related to inventory adjustments.

Impairment of long-lived assets

The impairment of long-lived assets primarily relates to the goodwill impairment loss recorded during the current year period due to the continuation of a sustained decline in our market capitalization level below our book equity value and other macroeconomic factors as described above.

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

Income taxes

For the current quarter, we had a tax benefit of $0.2 million as compared to a benefit of $11.4 million in the prior year quarter. The benefit in the prior period related to the release of our valuation allowance for certain deferred tax assets that we expect to realize as a result of the deferred tax liabilities that were recorded in connection with the acquisition of Novomer, Inc. Our effective tax rates differed from the federal statutory rate of 21% due to our substantial valuation allowance against our deferred tax assets in the current year and due to our net loss position and maintaining a full valuation allowance, other than as noted in connection with the acquisition of Novomer, Inc. in the prior period.

Net (loss) income

We reported a net loss in the three months ended September 30, 2022 of $94.9 million as compared with a net income of $7.8 million in the prior year period. The increase in net loss for the three months ended September 30, 2022 compared with 2021 was primarily attributable to the impairment of goodwill and a smaller gain on remeasurement of private warrants during the current year quarter and the favorable deferred tax benefit recognized in the prior year quarter associated with the Novomer, Inc. acquisition as discussed in the sections above.

Condensed Consolidated Results of Operations for the Nine Months Ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
(in thousands)	2022	2021	Change
Revenue:
Products	$33,890	$34,715	$(825)
Services	4,004	6,306	(2,302)
Total revenue	37,894	41,021	(3,127)
Cost of revenue	45,606	37,786	7,820
Gross profit	(7,712)	3,235	(10,947)
Gross profit percentage	-20.4%	7.9%
Operating expense:
Selling, general and administrative	62,042	55,791	6,251
Research and development	24,469	11,604	12,865
Loss on sale of assets	1	33	(32)
Impairment of long-lived assets	63,491	-	63,491
Total operating expenses	150,003	67,428	82,575
Loss from operations	(157,715)	(64,193)	(93,522)
Nonoperating (expense) income:
Gain on remeasurement of private warrants	8,614	6,435	2,179
Interest, net	(2,197)	(516)	(1,681)
Gain on forgiveness of debt	-	1,776	(1,776)
Loss on loan extinguishment	(1,500)	(2,604)	1,104
Other, net	324	18	306
Total nonoperating (expense) income	5,241	5,109	132
Loss before income taxes	(152,474)	(59,084)	(93,390)
Income taxes	767	11,423	(10,656)
Net loss	$(151,707)	$(47,661)	$(104,046)

Revenue

The decrease in product revenue was driven by a 4.7% decrease in pounds sold, offset by a 2.3% increase in our weighted average selling price. In the first nine months of 2022, PHA-based products represented 54% of total revenue and only represented 30% of total revenue during the same period in the prior year. PHA-based product sales increased $8.4 million due to production capacity ramp-up in our Kentucky Facility. PLA-based product sales decreased $9.4 million compared to the prior year period primarily due to the conflict in Ukraine.

The decrease in service revenue relates primarily to a $1.9 million decrease in revenue from research and development contracts. We recognize revenue for these R&D services over time with progress measured based on personnel hours incurred to date as a percentage of total estimated personnel hours for each performance obligation identified within the contract, and we incurred fewer such hours in the current year as certain projects near completion.

Our top three customers accounted for 51% of total revenue and our top four customers accounted for 60% of total revenue for the nine months ended September 30, 2022 and 2021, respectively.

Cost of revenue and gross profit

Cost of revenue increased 21% for the nine months ended September 30, 2022 as compared with the nine months ended September 30, 2021. The increase in cost of revenue for the nine-month period is related to the relative mix between PHA-based product and PLA-based product sales. Cost of revenue for the nine-month period includes a $1.8 million increase in direct labor costs due to headcount increases in Kentucky and Georgia for production and engineering, a $1.1 million increase in utilities primarily due to ramp up of Phase II in Kentucky, inventory valuation charges (including charges for some PLA inventory related to the war in Ukraine) of $0.6 million, a $0.5 million increase in shipping costs due to increased PHA volume along with inflation, and a $0.5 million increase in rent. As noted above, PHA sales increased significantly as a percentage of total product revenue during this nine months as compared with the prior year nine-month period. During the nine-month period, we observed instances of lower utilization and higher fixed cost absorption rates. As a result, the margin profile of the PHA sold continues to be lower than that of our PLA products. We believe the margin profile of our PHA products will continue to improve after this older, higher-cost inventory works through the channel and Phase II of our Kentucky Facility expansion comes online and begins to operate at scale.

The decrease in gross profit percentage in the current period as compared to the prior period was primarily due to lower volumes, and thus higher per-unit costs, of PLA-based products.

Operating expenses

The increase in selling, general and administrative expense was due primarily to an increase in stock-based compensation expense of $5.3 million primarily related to equity awards granted since the prior year period, an increase of $1.6 million in office expenses (of which $0.3 million related to Danimer Catalytic Technologies), which primarily consisted of increases in recruiting costs, information technology expenses, and increased property taxes, a $1.0 million increase in property and other insurance costs and increased accrued property taxes associated with our growing asset base. These increases were offset by decreases of $1.0 million in compensation and benefits and $0.5 million in accounting expenses primarily related to the acquisition of Danimer Catalytic Technologies, which did not recur in the current-year period.

The increase in research and development expense period over period was primarily due to $7.8 million increase of R&D expense of Danimer Catalytic Technologies (including $5.0 million of depreciation and amortization), an increase in stock-based compensation of $1.4 million primarily related to equity awards granted since the prior year, an increase of $1.4 million due to compensation and benefits costs related to additional headcount in the research and development areas, $1.2 million related to a collectability reserve against an R&D contract asset and $0.5 million increase in legal expenses, primarily related to Danimer Catalytic Technologies and $0.5 million in consulting services and fees related to Danimer Catalytic Technologies and regulatory consulting.

Impairment of long-lived assets

The impairment of long-lived assets primarily relates to the goodwill impairment loss recorded during the current year period due to the continuation of a sustained decline in our market capitalization level below our book equity value and other macroeconomic factors as described above.

Gain on remeasurement of private warrants

The current nine-month period remeasurement gain on our Private Warrants represents a decrease in the fair value of each of the 3.9 million outstanding Private Warrants due primarily to a decrease in the market price of our common stock during the period. The prior year period remeasurement gain was also due to the common stock price decrease during that period.

Interest expense

The increase in interest expense primarily resulted from the issuance of our $240 million principal amount 3.250% Convertible Senior Notes in December 2021.

Income taxes

For the current nine-month period, we had a tax benefit of $0.8 million as compared to $11.4 million tax benefit in the prior year period. The benefit in the prior year related to the release of a portion of our valuation allowance for certain of our deferred tax assets that we expect to realize as a result of the deferred tax liabilities that were recorded in connection with the acquisition of Novomer, Inc. Our effective tax rates differed from the federal statutory rate of 21% due to our substantial valuation allowance against our deferred tax assets in the current year and due to our net loss position and maintaining a full valuation allowance, other than as noted in connection with the acquisition of Novomer, Inc. in the prior period.

Net loss

We reported a net loss in the nine months ended September 30, 2022 of $151.7 million as compared with a net loss of $47.7 million in the prior year nine-month period. The increase in net loss for the nine months ended September 30, 2022 compared to 2021 was primarily attributable to increases in operating expenses during the current nine-month period, as discussed in the sections above, as well as the impairment of goodwill.

Liquidity and Capital Resources

Our primary sources of liquidity are currently equity issuances and debt financings. As of September 30, 2022 we had $99.1 million in cash and cash equivalents. While we believe we have established a growing source of revenue that will be sufficient to cover our ongoing operating costs once our production reaches scale, we are currently experiencing a period of significant capital expenditures resulting from the ongoing expansion and construction of our manufacturing and production facilities.

Excluding pre-engineering costs, capitalized interest and internal labor and overhead, we have invested $130 million in the Phase II expansion through September 30, 2022. In total, we expect to invest $130.5 million in the Kentucky Facility by the time it is completed. We broke ground on our Greenfield Facility construction ahead of schedule in November 2021 and started placing orders for long-lead time equipment items to mitigate the impacts of ongoing inflation and delivery delays that may result from global supply chain challenges. As of September 30, 2022, we have invested $151.3 million of capital for the Greenfield Facility, excluding capitalized interest, internal labor and overhead. The completion of the Greenfield Facility is contingent upon receiving additional financing. We believe we have adequate liquidity to fund our operations for the next twelve months.

We have open purchase orders related to our Kentucky Facility Phase II expansion and our Greenfield Facility construction totaling $62.5 million with anticipated delivery at various dates through December 2026.

During the three months ended September 30, 2022, we entered into an additional New Market Tax Credit (“NTMC”) agreement with various unrelated third-party financial institutions, which then invest in certain investment funds. The gross proceeds from the arrangement were $24.7 million. In conjunction with the financing arrangement, we loaned money to the investment funds in the amount of $18.0 million, which are recorded as leveraged loan receivables. Each investment fund then contributed the funds from our loan and the Investor’s investment to a special purpose entity, which then in turn loaned the contributed funds to a wholly owned subsidiary. We expect these borrowings, and our related leveraged loans to the Investment Funds, will be forgiven in 2029.

On September 7, 2022, we entered into an equity distribution agreement (“Equity Distribution Agreement”) with Citigroup Global Markets Inc. as (“Manager”), under which we may issue and sell shares of our Class A common stock “at the market” from time-to-time with an aggregate offering price of up to $100 million (collectively the “ATM Offering”). Under the Equity Distribution Agreement, the Manager may sell small volumes of our common stock at the prevailing market price, during such times and at such terms as we have predesignated. We have no obligation to sell any shares and may at any time suspend offers and sales that are part of the ATM Offering or terminate the Equity Distribution Agreement. During the three months ended September 30, 2022, we issued 212,604 shares at an average price of $4.15 per share resulting in proceeds of approximately $0.9 million. Additionally, we incurred issuance costs of $0.9 million, which were primarily one-time costs, but which also included less than $0.1 million in commissions to the Manager. As of September 30, 2022, $99.1 million remains available for distribution under the Equity Distribution Agreement.

As of September 30, 2022, our most significant borrowings are our 3.25% Convertible Senior Notes and our Subordinated Term Loan described below.

On August 5, 2022, we entered into an agreement with Truist Bank to pay off the Credit Agreement and terminate Truist’s lending obligations thereunder. Given the restrictive covenants contained in the Credit Agreement, this facility did not provide sufficient liquidity to justify the ongoing costs of maintaining it. We incurred a loss on early extinguishment of debt in the three months ended September 30, 2022 of $1.5 million in connection with this termination, including the write off of $1.4 million in unamortized debt issuance costs. In connection with such agreement, Truist also agreed to release all its liens on our assets that would have secured any borrowings under the Credit Agreement. We will evaluate other opportunities to provide liquidity with this collateral.

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

Capped Calls

Also in December 2021, in connection with the Notes, we purchased capped calls (“Capped Calls”) with certain well-capitalized financial institutions for $35 million. The Capped Calls are call options that permit us, at our option, to require the counterparties to deliver to us shares of our common stock. We may also net-settle the Capped Calls and receive cash instead of shares. We have not exercised any of the Capped Calls at September 30, 2022, and the Capped Calls expire on April 12, 2027.

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

The Subordinated Term Loan remains secured by all real and personal property of the borrowing subsidiary and its subsidiaries but is subordinated to all other existing lenders. At September 30, 2022, we were in compliance with all financial covenants.

Cash Flows for the Nine Months Ended September 30, 2022 and 2021:

The following table summarizes our cash flows from operating, investing and financing activities:

	Nine Months Ended September 30,
(in thousands)	2022	2021
Net cash used in operating activities	$(57,582)	$(47,441)
Net cash used in investing activities	$(151,628)	$(247,637)
Net cash provided by financing activities	$23,032	$111,478

Cash flows from operating activities

Net cash used in operating activities was $57.6 million during the nine months ended September 30, 2022 and was $47.4 million during the comparable period for 2021. The period-to-period change was primarily attributable to increases in operating expenses and a decline in gross margin, which included a $2.7 million increase in working capital.

Cash flows from investing activities

For the nine months ended September 30, 2022 and 2021, we used $133.6 million and $96.8 million, respectively, for the purchase of property, plant and equipment as we continued construction of the Greenfield Facility and Phase II of our expansion of our Kentucky Facility. Additionally, we invested $18.0 million in leveraged loans receivable as part of our current period New Market Tax Credit (“NMTC”) transaction. In the prior year period, we spent $151.2 million on the acquisition of Novomer.

Cash flows from financing activities

For the nine months ended September 30, 2022, net cash provided by financing activities of $23.0 million consisted primarily of:

•
Proceeds from long-term debt of $24.7 million;
•
Proceeds from the exercise of stock options and ESPP awards of $0.7 million; net of
•
Repayments of debt and issuance costs of $2.4 million.

For the nine-month period ended September 30, 2021, net cash provided by financing activities of $111.5 million consisted primarily of:

•
Net proceeds from warrant exercises of $138.2 million; net of
•
Repayments of debt of $27.1 million.

Off-balance Sheet Arrangements

At September 30, 2022, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

Commodity Price Risk

Our products are made using various purchased components and several basic raw materials, in particular PLA, polybutylene succinate (“PBS”), polybutylene adipate terephthalate (“PBAT”) and canola oil. We expect prices for these items to fluctuate based on marketplace demand and other factors, such as the effect of the war in Ukraine on canola oil prices. Our product margins and level of profitability may fluctuate whether or not we pass increases in purchased component and raw material costs on to our customers.

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

Changes in Internal Control over Financial Reporting

Other than the remediation efforts discussed below, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three-month period ended September 30 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation of Previously Identified Material Weaknesses

As previously described in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2021, we began implementing remediation plans to address the material weaknesses referenced within. We have completed our action plans designed to remediate the control deficiencies contributing to the material weaknesses, including: (i) hiring additional resources, with the appropriate expertise and competence, (ii) education and re-training of personnel responsible for the design and operating effectiveness of internal controls, (iii) retaining a third-party tax specialist with requisite tax knowledge, experience and expertise, and (iv) design and implementation of new controls focused on each of the deficiencies. During the three-month period ended September 30, 2022, we completed the testing of the design, implementation and operating effectiveness of the new controls. As a result, as of September 30, 2022, management concluded that the previously reported material weaknesses in internal control over financial reporting have been remediated.

PART II—OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Refer to the information provided in Note 16 to the Notes to the Condensed Consolidated Financial Statements presented in Part I, Item 1. of this report.

Item 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

Exhibit No.	Description
1.1

Equity Distribution Agreement, dated September 7, 2022, between Danimer Scientific, Inc. and Citigroup Global Markets Inc. (filed as Exhibit 1.1 to the Company's Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on September 7, 2022).

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

Danimer Scientific, Inc.

Date: November 8, 2022	By:	/s/ Stephen E. Croskrey
Stephen E. Croskrey
Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2022	By:	/s/ Michael A. Hajost
Michael A. Hajost
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)