Form 10-Q
period 2023-03-31
Danimer Scientific, Inc.
filed 2023-05-10
CIK 1779020

o

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 10, 2023, the registrant had 101,938,376 shares of common stock, $0.0001 par value per share, outstanding.

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

Forward-looking statements are based on currently available information and our current assumptions, expectations and projections about future events. You should not rely on our forward-looking statements. These statements are not guarantees of future performance and are subject to future events, risks and uncertainties – many of which are beyond our control, dependent on the actions of third parties, or currently unknown to us – as well as potentially inaccurate assumptions that could cause actual results to differ materially from our expectations and projections. These risks and uncertainties include, but are not limited to, those described in Part II, Item 1A, Risk Factors and elsewhere in this report and as also may be described from time to time in future reports we file with the SEC. You should read such information in conjunction with our Condensed Consolidated Financial Statements and related notes and Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations in this report. There also may be other factors that we cannot anticipate or that are not described in this report, generally because we do not currently perceive them to be material. Such factors could cause results to differ materially from our expectations.

Forward-looking statements speak only as of the date they are made, and we do not undertake to update these statements other than as required by law. You are advised, however, to review any further disclosures we make on related subjects in our periodic filings with the SEC.

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (UNAUDITED)

DANIMER SCIENTIFIC, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
(in thousands, except share and per share data)	2023	2022
Assets:
Current assets:
Cash and cash equivalents	$101,991	$62,792
Restricted cash, current	17,613	-
Accounts receivable, net	16,086	17,989
Other receivables, net	1,561	1,635
Inventories, net	31,745	32,743
Prepaid expenses and other current assets	4,186	5,225
Contract assets, net	5,312	4,687
Total current assets	178,494	125,071

Property, plant and equipment, net	455,132	453,949
Intangible assets, net	80,115	80,941
Right-of-use assets	19,147	19,028
Leverage loans receivable	31,446	31,446
Restricted cash	14,071	1,609
Other assets	226	226
Total assets	$778,631	$712,270

Liabilities and Stockholders' equity:
Current liabilities:
Accounts payable	$6,218	$14,977
Accrued liabilities	7,147	5,001
Deferred revenue	1,313	-
Current portion of lease liability	3,337	3,337
Current portion of long-term debt, net	6,719	1,972
Total current liabilities	24,734	25,287

Private warrants liability	1,328	212
Long-term lease liability, net	22,036	22,114
Long-term debt, net	373,484	286,398
Deferred income taxes	107	200
Other long-term liabilities	1,326	447
Total liabilities	$423,015	$334,658

Commitments and contingencies (Note 15)

Stockholders' equity:
Common stock, $0.0001 par value; 200,000,000 shares authorized: 101,938,376 and 101,804,454 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	$10	$10
Additional paid-in capital	690,893	676,250
Accumulated deficit	(335,287)	(298,648)
Total stockholders’ equity	355,616	377,612
Total liabilities and stockholders’ equity	$778,631	$712,270

The accompanying notes are an integral part of these condensed consolidated financial statements.

DANIMER SCIENTIFIC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
(in thousands, except share and per share data)	2023	2022
Revenue:
Products	$11,096	$13,216
Services	830	1,527
Total revenue	11,926	14,743

Costs and expenses:
Cost of revenue	18,209	16,065
Selling, general and administrative	18,699	22,236
Research and development	7,075	7,131
Loss on sale of assets	170	-
Total costs and expenses	44,153	45,432
Loss from operations	(32,227)	(30,689)
Nonoperating income (expense):
Gain (loss) on remeasurement of private warrants	(1,116)	4,995
Interest, net	(3,386)	(992)
Other, net	-	9
Total nonoperating income (expense):	(4,502)	4,012
Loss before income taxes	(36,729)	(26,677)
Income taxes	90	291
Net loss	$(36,639)	$(26,386)

Basic and diluted net loss per share	$(0.36)	$(0.26)

Weighted average number of shares used to compute:
Basic and diluted net loss per share	101,896,326	100,728,366

The accompanying notes are an integral part of these condensed consolidated financial statements.

DANIMER SCIENTIFIC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(UNAUDITED)

	Three Months Ended
	March 31,
(in thousands)	2023	2022
Common stock:
Balance, beginning of period	$10	$10
Issuance of common stock	-	-
Balance, end of period	10	10

Additional paid-in capital:
Balance, beginning of period	676,250	619,145
Stock-based compensation expense	14,065	13,750
Warrants issued with Senior Secured Term Loan	510	-
Stock issued under stock compensation plans	129	373
Shares retained for employee taxes	(61)	-
Costs related to warrants	-	(55)
Balance, end of period	690,893	633,213

Accumulated deficit:
Balance, beginning of period	(298,648)	(118,890)
Net loss	(36,639)	(26,386)
Balance, end of period	(335,287)	(145,276)
Total stockholders' equity	$355,616	$487,947

The accompanying notes are an integral part of these condensed consolidated financial statements.

DANIMER SCIENTIFIC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31,
(in thousands)	2023	2022
Cash flows from operating activities:
Net loss	$(36,639)	$(26,386)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	14,065	13,750
Depreciation and amortization	7,579	4,259
(Gain) loss on remeasurement of private warrants	1,116	(4,995)
Amortization of debt issuance costs	828	572
Accounts receivable reserves	(519)	595
Inventory reserves	244	1,056
Deferred income taxes	(92)	(291)
Amortization of right-of-use assets and lease liability	(196)	(77)
Loss on disposal of assets	170	-
Other	-	17
Changes in operating assets and liabilities
Accounts receivable	2,422	(2,272)
Other receivables	74	2,458
Inventories, net	753	(4,713)
Prepaid expenses and other current assets	1,039	678
Contract assets	(625)	(729)
Other assets	-	(4)
Accounts payable	(1,256)	725
Accrued liabilities	2,981	(1,923)
Other long-term liabilities	878	(111)
Unearned revenue and contract liabilities	1,313	(214)
Net cash used in operating activities	(5,865)	(17,605)
Cash flows from investing activities:
Purchases of property, plant and equipment and intangible assets	(16,400)	(58,902)
Acquisition of Novomer, net of cash acquired	-	(14)
Net cash used in investing activities	(16,400)	(58,916)
Cash flows from financing activities:
Proceeds from long-term debt	130,000	-
Cash paid for debt issuance costs	(33,035)	(196)
Principal payments on long-term debt	(5,494)	(44)
Proceeds from employee stock purchase plan	129	209
Proceeds from exercise of stock options	-	164
Employee taxes related to stock-based compensation	(61)	-
Cost related to warrants	-	(55)
Net cash provided by financing activities	91,539	78
Net increase (decrease) in cash and cash equivalents and restricted cash	69,274	(76,443)
Cash and cash equivalents and restricted cash-beginning of period	64,401	286,968
Cash and cash equivalents and restricted cash-end of period	$133,675	$210,525
Supplemental cash flow information:
Cash paid for interest, net of interest capitalized	$2,942	$420
Cash paid for operating leases	$929	$885
Supplemental non-cash disclosure:
Changes in accounts payable and accrued liabilities related to purchases of PP&E	$(8,337)	$7,251
Warrants issued with Senior Secured Term Loan	$510	$-

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

We do not have any material items of other comprehensive income (loss); accordingly, there is no difference between net loss and comprehensive (loss) income for the three month periods ended March 31, 2023 or 2022, so a separate Statement of Comprehensive Income (Loss) that would otherwise be required is not presented.

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

Level 1

The carrying amounts of our cash and cash equivalents and restricted cash were measured using quoted market prices in active markets and represent Level 1 investments. Our other financial instruments such as accounts receivable, accounts payable and accrued expenses, approximate their fair values due to their short maturities. Additionally, our Senior Secured Term Loan approximates its fair value due to its recent issuance. The March 31, 2023 fair value of our Convertible Notes (See Note 11), based on trades made around that date, was approximately $85.5 million.

We value our restricted stock and restricted stock units without market-based vesting provisions on the respective grant dates, at the closing price of a share of our common stock on the grant dates.

We re-value our restricted stock units that include a cash settlement feature each month at the closing price of a share of our common stock on the last trading day of the month, or $3.45 at March 31, 2023.

Level 2

We valued our restricted stock awards that contain a market-based vesting provision on the grant date using a Monte Carlo simulation, which takes into account a large number of potential stock price scenarios over time and incorporates varied assumptions about volatility and exercise behavior for those various scenarios. These assumptions are based on market data but cannot be directly observed. A fair value is estimated for each potential outcome and these fair values are averaged to arrive at an overall fair value.

Level 3

We value our stock options, including our ESPP (See Note 14), and Private Warrants (See Note 10) using the Black-Scholes option pricing model on the respective grant dates. We re-value the Private Warrants and any stock options with a cash-settlement feature each period end. Since our stock price history as a publicly traded company is shorter in duration than the expected lives of our options (other than ESPP), we use a peer group to assess volatility. We have not paid and do not currently anticipate paying a cash dividend on our common stock, so we have set the expected annual dividend yield to zero for all calculations. We used risk-free rates equal to the U.S. Treasury yield curves in effect as of each valuation date for durations equal to the expected lives of each instrument. We use the simplified method under Staff Accounting Bulletin Topic 14, defined as the mid-point between the vesting period and the contractual term for each option, to determine the expected lives of stock options and we use the remaining contractual life of the warrants as their expected life.

The following table sets forth the calculated fair values and the associated ranges of values we used for period remeasurement and for new grants in our Black Scholes calculations for stock options, other than ESPP.

	March 31,	Three Months Ended March 31,
	2023	2023	2022
Share prices of our common stock	$3.45	$2.58 - $3.45	$3.88 - $5.86
Expected volatilities	51.26%	49.08% - 53.51%	44.22% - 48.51%
Risk-free rates of return	4.22%	4.04% - 4.40%	1.66% - 2.39%
Expected option terms (years)	5.08	4.31 - 6.00	5.31 - 6.00
Calculated option values	$1.03	$0.20 - $2.04	$0.69 - $3.44

The following table sets forth the fair values we calculated and the inputs we used in our Black Scholes models for Private Warrants.

	March 31,	December 31,
	2023	2022
Share prices of our common stock	$3.45	$1.79
Expected volatilities	58.22%	55.83%
Risk-free rates of return	3.84%	4.13%
Expected warrant term (years)	2.75	3.00
Calculated Private Warrant values	$0.34	$0.05

Note 3. Restricted Cash

Restricted cash consists of cash with legal restrictions on its use. We have presented restricted cash separately from cash and cash equivalents as follows:

	March 31,	December 31,
(in thousands)	2023	2022
Restricted cash, current:
Senior Secured Term Loan collateral reserve	$12,000	$-
Subordinated Term Loan repayment escrow	5,613	-
Total restricted cash, current	$17,613	$-
Restricted cash, noncurrent
Senior Secured Term Loan interest reserve	$12,513	$-
New Market Tax Credit deposits	1,558	1,609
Total restricted cash, noncurrent	$14,071	$1,609
Cash and cash equivalents	$101,991	$62,792
Total cash and cash equivalents and restricted cash	$133,675	$64,401

Senior Secured Term Loan collateral reserve represents the balance held in a restricted account until certain lender releases were obtained, as required by our Senior Secured Term Loan (see Note 11). We obtained these releases on April 28, 2023 and moved this cash to our unrestricted bank accounts as of that date.

Subordinated Term Loan repayment escrow represents the balance held in escrow for the repayment of the remaining balance of our Subordinated Term Loan (see Note 11). On April 17, 2023, this escrow balance was applied against the Subordinated Term Loan outstanding balance and the debt was extinguished.

Senior Secured Term Loan interest reserve represents the balance held in a restricted account for the payment of interest as it becomes due under the Senior Secured Term Loan.

New Market Tax Credit deposits represent deposits required under our New Markets Tax Credit (See Note 11) arrangements for future interest and expense payments.

Note 4. Inventories, net

Inventories, net consisted of the following:

	March 31,	December 31,
(in thousands)	2023	2022
Raw materials	$16,079	$19,964
Work in process	1,754	1,524
Finished goods and related items	13,912	11,255
Total inventories, net	$31,745	$32,743

At March 31, 2023 and December 31, 2022, finished goods and related items included $6.3 million and $4.9 million, respectively, of finished neat PHA. Inventory at March 31, 2023 is stated net of reserves of $0.2 million related to interim assessments to reduce the carrying value of inventory to its fair value.

Note 5. Property, Plant and Equipment, net

Property, plant and equipment, net, consisted of the following:

		March 31,	December 31,
(in thousands)	Estimated Useful Life (Years)	2023	2022
Land and improvements	20	$92	$92
Leasehold improvements	Shorter of useful life or lease term	110,164	109,805
Buildings	15-40	2,156	2,156
Machinery and equipment	5-20	181,447	180,846
Motor vehicles	7-10	921	921
Furniture and fixtures	7-10	474	473
Office equipment	3-10	6,597	5,976
Construction in progress	N/A	204,513	198,545
		506,364	498,814
Accumulated depreciation and amortization		(51,232)	(44,865)
Property, plant and equipment, net		$455,132	$453,949

We reported depreciation and amortization expense (including amortization of intangible assets) as follows:

	Three Months Ended March 31,
(in thousands)	2023	2022
Cost of revenue	$5,213	$2,227
Research and development	2,082	1,871
Selling, general and administrative	284	161
Total depreciation and amortization expense	$7,579	$4,259

Construction in progress consists primarily of the early phases of construction of our PHA plant in Bainbridge, Georgia (“Greenfield Facility”) and construction of a Rinnovo pilot plant in Rochester, New York as noted in the table below.

(in thousands)	March 31, 2023	December 31, 2022
Georgia	$197,128	$191,576
New York	5,345	4,959
Kentucky	2,040	2,010
	$204,513	$198,545

We do not have expected in-service dates for our Greenfield Facility, since we have paused major construction. We expect to place our Rinnovo pilot plant in Rochester, New York in service in 2023. We will need to obtain additional financing to complete our Greenfield Facility, which has an engineering cost estimate range from $515 million to $665 million, and if we do not obtain financing, our investment could be impaired.

Property, plant and equipment includes gross capitalized interest of $14.7 million and $14.6 million as of March 31, 2023 and December 31, 2022, respectively. For the three months ended March 31, 2023 and 2022, interest costs of $0.1 million and $1.6 million, respectively, were capitalized to property, plant and equipment.

Note 6. Intangible Assets

Our recognized intangible assets consist of patents and the unpatented technological know-how of Danimer Catalytic Technologies. Our legacy patents were initially recorded at cost. The values of Danimer Catalytic Technologies’ patents and unpatented know-how are inseparable and represent their acquisition-date fair value, less subsequent amortization.

We capitalize patent defense and application costs and amortize these costs on a straight-line basis over their estimated useful lives, which range from 13 to 20 years. Our intangible portfolio has an estimated weighted average useful life of 18.2 years.

Intangible assets, net, consisted of the following:

	March 31,	December 31,
(in thousands)	2023	2022
Intangible assets, gross	$94,668	$94,291
Less capitalized patent costs not yet subject to amortization	(1,905)	(1,604)
Intangible assets subject to amortization, gross	92,763	92,687
Accumulated amortization	(14,553)	(13,350)
Intangible assets subject to amortization, net	78,210	79,337
Total intangible assets, net	$80,115	$80,941

Amortization expense was $1.2 million during each of the three months ended March 31, 2023 and 2022 and was included in research and development costs.

Note 7. Accrued Liabilities

The components of accrued liabilities were as follows:

	March 31,	December 31,
(in thousands)	2023	2022
Accrued interest	2,405	134
Accrued legal, professional and consulting fees	1,667	443
Compensation and related expenses	984	1,305
Accrued taxes	871	669
Accrued utilities	378	415
Construction in progress accruals	239	1,089
Purchase accrual	-	401
Other	603	545
Total accrued liabilities	$7,147	$5,001

Note 8. Income Taxes

We reported income tax benefits for the three months ended March 31, 2023 and 2022 of $0.1 million and $0.3 million, respectively. Our effective income tax rates were 0.2% and 1.1% for the three months ended March 31, 2023 and 2022, respectively. Our effective tax rates differed from the federal statutory rate of 21% due to our valuation allowances against substantially all of our net deferred tax assets.

In assessing the realizability of deferred income tax assets, we consider whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods at which time those temporary differences become deductible.

In making valuation allowance determinations, we consider all available evidence, positive and negative, affecting specific deferred income tax assets, including the scheduled reversal of deferred income tax liabilities, projected future taxable income, the length of carry-back and carry-forward periods, and tax planning strategies in making this assessment. At March 31, 2023 we continued to maintain a partial valuation allowance against our net deferred income tax assets due to the uncertainty surrounding realization of such assets.

Note 9. Leases

The following table sets forth the allocation of our operating lease costs.

	Three Months Ended March 31,
(in thousands)	2023	2022
Cost of revenue	$581	$628
Selling, general and administrative	137	127
Research and development	76	132
Total operating lease cost	$794	$887

We currently lease our facility in Winchester, Kentucky and certain facilities in Bainbridge, Georgia from a large, diversified commercial property REIT under an operating lease. As of December 31, 2022, the lease had a remaining term of 16 years. During the three months ended March 31, 2023, we concluded that it is reasonably certain that we will exercise our four, five-year extension options under the lease resulting in a twenty-year extension of the lease term. As a result, we remeasured the lease to include the extended lease term using an estimated incremental borrowing rate of 14.4%, which resulted in a $0.1 million adjustment to our right-of-use asset and lease liability.

Note 10. Private Warrants

At March 31, 2023 and December 31, 2022, there were 3,914,525 outstanding warrants to purchase shares of our common stock at an exercise price of $11.50 per share, subject to adjustments, which were privately placed prior to the Business Combination (“Private Warrants”). The Private Warrants have been exercisable since May 7, 2021. On December 28, 2025, any then outstanding Private Warrants will expire.

The Private Warrants meet the definition of derivative instruments and are reported as liabilities at their fair values at each period end, with changes in the fair value of the Private Warrants recorded as a non-cash loss or gain. A rollforward of the Private Warrants liability is below.

(in thousands)
Balance at December 31, 2022	$(212)
Loss on remeasurement of private warrants	(1,116)
Balance at March 31, 2023	$(1,328)

Note 11. Debt

The components of long-term debt were as follows:

	March 31,	December 31,
(in thousands)	2023	2022
3.25% Convertible Senior Notes	$240,000	$240,000
Senior Secured Term Loan	130,000	-
New Market Tax Credit Transactions	45,700	45,700
Subordinated Term Loan	5,613	10,205
Commercial Premium Finance Notes	969	1,828
Vehicle and Equipment Notes	373	366
Mortgage Notes	211	218
Total	$422,866	$298,317
Less: Total unamortized debt issuance costs	(42,663)	(9,947)
Less: Current maturities of long-term debt	(6,719)	(1,972)
Total long-term debt	$373,484	$286,398

3.25% Convertible Senior Notes

On December 21, 2021, we issued $240 million principal amount of our 3.250% Convertible Senior Notes due 2026 (“Convertible Notes”), subject to an indenture (“Indenture”).

The Convertible Notes are our senior, unsecured obligations and accrue interest at a rate of 3.250% per annum, payable semi-annually in arrears on June 15 and December 15 of each year, beginning on June 15, 2022. We will settle conversions by paying or delivering, as applicable, cash, shares of common stock or a combination of cash and shares, at our election. The initial conversion rate, which is subject to change, is approximately $10.79 per share of common stock. If certain liquidity conditions are met, we may redeem the Convertible Notes between December 19, 2024, and October 20, 2026. The Convertible Notes will mature on December 15, 2026.

Capped Calls

Also in December 2021, in connection with the Convertible Notes, we purchased capped calls (“Capped Calls”) with certain well-capitalized financial institutions for $35 million. The Capped Calls are call options that permit us, at our option, to require the counterparties to deliver to us shares of our common stock. We may also net-settle the Capped Calls and receive cash instead of shares. We have not exercised any of the Capped Calls at March 31, 2023, and the Capped Calls expire on April 12, 2027.

Senior Secured Term Loan

On March 17, 2023, we closed a $130 million principal amount senior secured term loan (“Senior Secured Term Loan”). The Senior Secured Term Loan matures on the earlier of March 17, 2027 or September 15, 2026 if more than $100 million of the existing Convertible

Notes remain outstanding on that date. After payment of the lender’s expenses, including the first three years of premiums for a collateral protection insurance policy for the benefit of the lender, we received net proceeds of $98.6 million. The Senior Secured Term Loan accrues interest at a stated annual rate of 14.4%. As part of the Senior Secured Term Loan agreement, we are required to hold certain interest payments in a restricted reserve account, which resulted in classification of $12.5 million in cash as restricted.

The Senior Secured Term Loan contains various customary covenants; none of which are expected to have material impact on our liquidity or capital resources.

In connection with the Senior Secured Term Loan, we also issued warrants with a five-year maturity to the lender to purchase 1.5 million shares of our common stock at an exercise price of $7.50 per share. We determined the fair value of these warrants as of the closing date was $0.5 million using the Black Scholes model, and included this amount in equity at March 31, 2023.

The Senior Secured Term Loan required us to maintain a minimum cash balance of $45 million, including $12 million held in a restricted account, until we received a consent from a NMTC lender. Following the April 28, 2023 consent release from certain NMTC lenders, the Senior Secured Term Loan is secured by substantially all of our assets, other than the assets of Danimer Catalytic Technologies and assets associated with the Greenfield Facility in Bainbridge, Georgia, and the restrictions associated with the $45 million were released.

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

On April 17, 2023 and March 16, 2023, we paid $5.6 million and $4.6 million, respectively, of the Subordinated Term Loan principal and accrued interest, which repaid the entire balance of the loan.

New Markets Tax Credit Transactions

We entered into financing arrangements under the New Markets Tax Credit (“NMTC”) program with various unrelated third-party financial institutions (individually and collectively referred to as “Investors”), which then invest in certain "Investment Funds.

In each of the financing arrangements, we loaned money to the Investment Funds. These loans of $31.4 million are recorded as leveraged loan receivables as of March 31, 2023 and December 31, 2022, respectively. Each Investment Fund then contributed the funds from our loan and the Investor’s investment to a special purpose entity, which then in turn loaned the contributed funds to a wholly owned subsidiary of the Company.

We believe these borrowings, and our related loans to the Investment Funds, will be forgiven in 2026 and 2029.

Commercial Premium Finance Notes

In June 2022 and December 2022, we entered into financing agreements related to the premiums of certain insurance policies. Each of these notes have a one year term and bear interest at 3.99% and 6.74%, respectively.

Vehicle and Equipment Notes

We have thirteen vehicle and equipment notes outstanding at March 31, 2023, primarily relating to motor vehicles and warehouse equipment. We make monthly payments on these notes at interest rates ranging from 4.39% to 6.32%.

Mortgage Notes

We have two mortgage notes secured by residential property. These notes bear interest at 6.5% and 5.25% with maturity dates in October 2023 and March 2025.

Cash Maturities

As of March 31, 2023, the future cash maturities of long-term debt are as follows:

(in thousands)	Amount
As of March 31, 2023
2023	$6,719
2024	104
2025	250
2026	261,071
2027	130,014
Thereafter	24,708
Total future maturities	$422,866

Note 12. Equity

Common Stock

The following table summarizes the common stock activity for the three months ended March 31, 2023 and 2022, respectively.

	Three Months Ended March 31,
	2023	2022
Balance, beginning of period	101,804,454	100,687,820
Issuance of common stock	133,922	72,395
Balance, end of period	101,938,376	100,760,215

Preferred Stock

We are authorized to issue up to 10,000,000 shares of preferred stock, each with a par value of $0.0001 per share. As of March 31, 2023 and December 31, 2022, no shares of preferred stock were issued or outstanding.

Non-Plan Legacy Danimer Options

Prior to 2017, Legacy Danimer had issued 208,183 stock options that were not a part of either the 2016 Executive Plan or the 2016 Omnibus Plan. These options had a weighted average exercise price of $30 per share. On December 29, 2020, the then-remaining 30,493 of these options were converted to options to purchase 279,255 shares of our common stock with a weighted average exercise price of $3.28 per share. During 2021, 153,763 of these options were exercised. There were 125,489 of these options remaining outstanding at March 31, 2023 and December 31, 2022.

Equity Distribution Agreement

On September 7, 2022, we entered into an equity distribution agreement (“Equity Distribution Agreement”) with Citigroup Global Markets Inc. (“Manager”), under which we may issue and sell shares of our common stock “at the market” from time-to-time with an aggregate offering price of up to $100.0 million (collectively the “ATM Offering”). Under the Equity Distribution Agreement, the Manager may sell small volumes of our common stock at the prevailing market price, during such times and at such terms as we have predesignated. We have no obligation to sell any shares and may at any time suspend offers and sales that are part of the ATM Offering or terminate the Equity Distribution Agreement. During the year ended December 31, 2022, we issued 212,604 shares at an average price of $4.15 per share resulting in proceeds of $0.9 million. Additionally, we incurred issuance costs of $1.1 million, which were primarily one-time costs, but which also included less than $0.1 million in commissions to the Manager. As of March 31, 2023, $99.1 million remains available for distribution under the Equity Distribution Agreement.

Anti-dilutive Instruments

The following table summarizes the instruments excluded from the calculations of diluted shares outstanding because the effect of including them would have been anti-dilutive.

	Three Months Ended March 31,
	2023	2022
Convertible debt	22,250,040	22,250,040
Employee stock options	12,044,231	11,227,250
Private Warrants	3,914,525	3,914,525
Restricted shares and RSUs	2,142,515	2,671,482
Senior Secured Term Loan Warrants	1,500,000	-
Performance shares	127,770	50,251
Legacy Danimer options	125,489	125,489
Total excluded instruments	42,104,570	40,239,037

Senior Secured Term Loan Warrants

On March 17, 2023, we issued warrants to purchase 1.5 million shares of our common stock for $7.50 per share in connection with the Senior Secured Term Loan. These warrants were accounted for as an equity arrangement and were included in additional paid-in-capital at March 31, 2023.

Note 13. Revenue

We evaluate financial performance and make resource allocation decisions based upon the results of our single operating and reportable segment; however, we believe presenting revenue split between our primary revenue streams of products and services best depicts how the nature, amount, timing and certainty of our net sales and cash flows are affected by economic factors.

We generally produce and sell finished products, for which we recognize revenue upon shipment. We provide for expected returns based on historical experience and future outlook. There are no forms of variable consideration such as discounts, rebates, or volume discounts that we estimate to reduce our transaction price.

We defer certain contract fulfillment costs. These costs are amortized to cost of revenue on a per-pound basis as we sell the related product. During the three months ended March 31, 2023 and 2022, we charged $0.1 million and $0.2 million, respectively, of fulfillment costs to cost of revenue. At March 31, 2023 and December 31, 2022 we had recorded gross contract assets of $3.6 million and $3.4 million, respectively, related to these fulfillment costs.

Our research and development (“R&D”) services contract customers generally pay us at the commencement of the agreement and then at additional intervals as outlined in each contract. We recognize contract liabilities for such payments and then recognize revenue as we satisfy the related performance obligations. To the extent collectible revenue recognized under this method exceeds the consideration received, we recognize contract assets for such unbilled consideration.

The following table shows the significant changes in the R&D contract asset and contract liability balances.

	March 31, 2023		December 31, 2022
(in thousands)	Contract Assets	Contract Liabilities	Contract Assets	Contract Liabilities
Beginning balance	$2,765	$-	$2,128	$(214)
Revenue recognized	589	-	3,446	2,364
Consideration received	-	-	(1,594)	(2,150)
Reserves recorded	-	-	(1,215)	-
Ending balance	$3,354	$-	$2,765	$-

Disaggregated Revenues

Revenue by geographic areas is based on the location of the customer. The following table is a summary of revenue information by major geographic area.

	Three Months Ended March 31,
(in thousands)	2023	2022
Domestic	$10,274	$10,828
Germany	1,118	2,689
Belgium	199	528
All other countries	335	698
Total revenues	$11,926	$14,743

Note 14. Stock-Based Compensation

We grant various forms of stock-based compensation, including restricted stock, restricted stock units, stock options and performance-based restricted stock units under our Danimer Scientific, Inc. 2020 Long-Term Equity Incentive Plan (“2020 Incentive Plan”) and employee stock purchase plan instruments under our 2020 Employee Stock Purchase Plan (“2020 ESPP”).

We also have outstanding employee and director stock options that were issued prior to the Business Combination under legacy stock plans.

The 2020 Incentive Plan provides for the grant of stock options, stock appreciation rights, and full value awards. Full value awards include restricted stock, restricted stock units, deferred stock units, performance stock and performance stock units.

On March 31, 2023 and December 31, 2022, 1,430,968 shares and 1,689,744 shares, respectively, of our common stock remained authorized for issuance with respect to awards under the 2020 Incentive Plan.

The 2020 ESPP provides for the sale of our common stock to our employees through payroll withholding at a discount of 15% from the lower of the closing price of our common stock on the first or last day of each biannual offering period. Up to 2,571,737 shares of our common stock were authorized to be issued under this plan, and we issued 85,146 shares during the three months ended March 31, 2023 resulting in 163,314 shares issued since plan inception.

These share pool limits are subject to adjustment in the event of a stock split, stock dividend or other changes in our capitalization.

The following table sets forth the allocation of our stock-based compensation expense.

	Three Months Ended March 31,
(in thousands)	2023	2022
Cost of revenue	$2	$29
Selling, general and administrative	13,318	11,866
Research and development	1,623	1,805
Total stock-based compensation	$14,943	$13,700

Service-based Restricted Stock and RSUs

The following table summarizes our service-based restricted stock and RSU activity in the current quarter.

	Number of Shares	Weighted Average Grant-Date Fair Value
Balance, December 31, 2022	691,448	$28.51
Granted	6,250	$2.62
Vested	(73,023)	$5.86
Balance, March 31, 2023	624,675	$37.09

We recognize the compensation expense for these shares on a straight-line basis from the grant date through the relevant vesting dates, which range from one to three years. We recognized $4.5 million and $4.7 million of expense related to these awards during the three months ended March 31, 2023 and 2022, respectively.

Market-based Restricted Stock

During 2021, we granted 1,517,840 shares of restricted stock for which the restrictions lapse on successive thirds of the award on the first date the volume-weighted average price per share of our common stock equals or exceeds $24.20 for any 20 trading dates within 30-day trading periods beginning on December 29, 2021, 2022, and 2023, respectively. We recognize the compensation expense for these shares on a straight-line basis from the grant date through January 2024. We recognized $4.7 million and $4.6 million of expense during the three months ended March 31, 2023 and 2022, respectively, and all of these shares remained outstanding at March 31, 2023.

Performance-based Restricted Stock Units

On February 28, 2023, we awarded 462,519 shares of restricted stock with performance conditions. These shares are unvested until attainment of performance targets defined in the grant agreement as follows:

•
50% of the shares are subject to a total PHA revenue metric based on 2025 financial results. 50% of these shares vest if total PHA revenue is $177 million, 100% vest if total PHA revenue is $202 million or higher, with prorated vesting between $177 million and $202 million.
•
50% of the shares are subject to an Adjusted EBITDA Metric based on 2025 financial results. 50% of these shares vest if Adjusted EBITDA is $36 million, 100% vest if Adjusted EBITDA is $44 million or higher, with prorated vesting between $36 million and $44 million.

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

In addition to these performance conditions, vesting of certain of these shares are also subject to having sufficient capacity in the 2020 Incentive Plan, which may not have enough shares remaining to fulfill these awards. In the event registered shares are unavailable, 920,641 of the 1,048,411 outstanding performance shares must be settled in cash as calculated using the price of our common stock on the vesting date. Due to this cash settlement feature, certain performance shares are accounted for as a liability. During the quarter ended March 31, 2023, we recognized expense of $0.3 million, included in selling, general and administrative expenses, and recorded a long-term liability of $0.5 million. Those certain performance shares are marked to market using the price of our common stock with a life-to-date adjustment. Other than this mark to market effect, expense is recognized on a straight-line basis between the dates of grant and the vesting dates, which we anticipate will be in February 2024, March 2025 and February 2026, respectively. We are currently assuming 100% attainment of our 2024 and 2025 metrics and 0% attainment of our 2023 metrics. As a result, we have reversed all expense associated with the July 23, 2021 award. All of these performance shares remained outstanding at March 31, 2023.

Stock Options

A summary of stock option activity under our equity plans for the three months ended March 31, 2023 follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance, December 31, 2022	11,844,644	$14.23	6.71	$-
Granted	204,254	$2.58
Forfeited	(4,667)
Balance, March 31, 2023	12,044,231	$14.04	6.48	$852,617
Exercisable	4,497,424	$4.85	4.04	$679,266
Vested and expected to vest	12,044,231	$14.04	6.48	$852,617

The aggregate intrinsic values are calculated as the difference between the exercise price of the indicated stock options and the fair value of our common stock on March 31, 2023.

In addition to the stock options granted under our equity plans, during the quarters ended March 31, 2023 and 2022, we granted 1,050,000 and 972,222 stock options, respectively, that contained a cash-settlement feature if adequate shares were not available to settle the award by the vesting dates. For the three months ended March 31, 2023 and 2022, we recognized expense of $0.6 million and recorded a long-term liability of $0.8 million related to these stock options.

The weighted average grant-date fair values of options granted during the three month periods ended March 31, 2023 and 2022, were $1.17 and $1.77, respectively.

As of March 31, 2023, there was $49.2 million of unrecognized compensation cost related to unvested stock options and restricted shares granted under the 2020 Incentive Plan. That cost is expected to be recognized over a weighted-average period of 1.9 years.

Note 15. Commitments and Contingencies

Commitments

In connection with our 2007 acquisition of certain intellectual property, we agreed to pay royalties to Procter & Gamble upon production and sale of PHA. The royalty is $0.05 per pound for the first 500 million pounds of PHA sold and decreases to $0.025 per pound for cumulative sales in excess of that amount until the underlying patents expire. On March 17, 2023, we terminated this royalty agreement. We retained all intellectual property associated with the agreement. We forfeited all prepaid royalties as part of this termination and recorded a loss on forfeiture of $0.5 million for the three months ended March 31, 2023.

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

Since we are unable to estimate the likelihood of incurring a loss, or the amount of loss, if any, related to these matters, we have not accrued any losses for these matters at March 31, 2023.

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

On March 17, 2023, the Delaware Court of Chancery heard our petition under Section 205 of the General Corporation Law of the State of Delaware and issued a final order validating (i) our Fourth Amended and Restated Certificate of Incorporation (“Charter”), including the amendment to our capitalization effected thereunder, declaring it effective as of December 20, 2020, and (ii) all shares of our capital stock issued in reliance on the effectiveness of the Charter, effective as of the dates and times of the original issuances of such shares. Although we had not received any complaints, we filed the petition after a recent decision by the Delaware Court of Chancery that created potential uncertainty with respect to the charters of certain Delaware companies that had accessed public capital markets through so-called “de-SPAC” transactions in the past several years, including us.

In the ordinary course of business, we may be a party to various other legal proceedings from time to time.

Note 16. Subsequent Events

Senior Secured Term Loan

On April 28, 2023, we received releases from certain NMTC lenders related to the Senior Secured Term Loan, which released the requirement for us to hold $12 million in a restricted bank account and which caused the lender under the Senior Secured Term Loan to exchange its collateral claim on the intangible assets associated with Danimer Catalytic Technologies within 90 days of the consent for an immediate collateral claim on the assets at our Winchester, Kentucky plant.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Report”) of Danimer Scientific, Inc. contains "forward-looking statements" within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Except where the context otherwise requires or where otherwise indicated, the terms the “Company”, “Danimer”, “we”, “us”, and “our”, refer to the consolidated business of Danimer Scientific, Inc. and its consolidated subsidiaries. All statements in this Report, other than statements of historical fact, are forward-looking statements. These forward-looking statements are based on management’s current expectations, assumptions, hopes, beliefs, intentions, and strategies regarding future events and are based on currently available information as to the outcome and timing of future events. Forward-looking statements may contain words such as “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “should,” “would,” “could,” “plan,” “predict,” “potential,” “seem,” “seek,” “future,” “outlook,” the negative of such terms and other similar expressions, which are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. The Company cautions that these forward-looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond the control of the Company, incident to its business.

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

Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in this Report, specifically the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Other risks and uncertainties are and will be disclosed in our prior and future SEC filings. The following information should be read in conjunction with the Condensed Consolidated Financial Statements and related notes appearing in Part I, Item 1, of this Report.

Introductory Note

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

We recently began making PHA on a commercial scale. In December 2018, we acquired a fermentation facility in Winchester, Kentucky (“Kentucky Facility”). We embarked on a two-phase commissioning strategy for the Kentucky Facility, which expanded the capacity of the plant by 45 million pounds to a total plant capacity up to 65 million pounds of finished product per year. The capacity expansion was completed in 2022.

In November 2021, we broke ground on the construction of a PHA plant in Bainbridge, Georgia (“Greenfield Facility”). Through March 31, 2023, we have invested $183.4 million in the Greenfield Facility, excluding capitalized interest and internal labor. The Greenfield Facility has an engineering cost estimate ranging from $515 million to $665 million and it will have a planned annual production capacity of approximately 125 million pounds of finished product. We have suspended construction of the Greenfield Facility and completion of the facility is contingent upon receiving additional financing.

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

Factors Impacting Our Expenses

Costs of revenue

Cost of revenue is comprised of costs of goods sold and direct costs associated with research and development service projects. Costs of goods sold consists of raw materials and ingredients, labor costs including stock-based compensation, related production overhead, rent, utilities and depreciation costs. Costs associated with research and development service contracts include labor costs, related overhead costs, rent, depreciation, amortization, and outside consulting and testing fees incurred in direct relation to specific service contracts.

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

Research and development expense

Research and development expense includes salaries, stock-based compensation, depreciation, amortization, third-party consulting and testing fees, and rent and related facility expenses directly attributable to research and development activities not associated with revenue generating service projects.

Current Developments

During the first quarter, we made further inroads in our mission to create biodegradable consumer packaging and other products which address the global plastics waste crisis by:

•
entering into a $130 million senior secured term loan agreement (“Senior Secured Term Loan”) to strengthen our liquidity position, and
•
making additional progress in negotiating development and supply agreements with our blue-chip customers.

Russia & Ukraine Conflict

With respect to the war in Ukraine, our business and operational environment is impacted by, among other things, responsive governmental actions including sanctions imposed by the U.S. and other governments.

While we do not have operations in either Russia or Ukraine, we have experienced supply chain challenges and increased logistics and raw material costs which we believe may be due in part to the negative impact on the global economy from the ongoing war in Ukraine, including but not limited to canola oil, which our PHA production currently uses as a feedstock. Prior to the Russian invasion, Ukraine was a significant producer of canola oil, though we do not source from Ukraine, and we have placed orders to reduce our exposure to shortages or inflation.

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

Critical Accounting Policies

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the reported periods. Our disclosure of our key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results, are set forth in our Annual Report on Form 10-K for the year ended December 31, 2022.

Condensed Consolidated Results of Operations for the Three Months Ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(in thousands)	2023	2022	Change
Revenue:
Products	$11,096	$13,216	$(2,120)
Services	830	1,527	(697)
Total revenue	11,926	14,743	(2,817)
Cost of revenue	18,209	16,065	2,144
Gross profit	(6,283)	(1,322)	(4,961)
Gross profit percentage	-52.7%	-9.0%
Operating expense:
Selling, general and administrative	18,699	22,236	(3,537)
Research and development	7,075	7,131	(56)
Loss on sale of assets	170	-	170
Total operating expenses	25,944	29,367	(3,423)
Loss from operations	(32,227)	(30,689)	(1,538)
Nonoperating income (expense):
Gain (loss) on remeasurement of private warrants	(1,116)	4,995	(6,111)
Interest, net	(3,386)	(992)	(2,394)
Other, net	-	9	(9)
Total nonoperating income (expense):	(4,502)	4,012	(8,514)
Loss before income taxes	(36,729)	(26,677)	(10,052)
Income taxes	90	291	(201)
Net loss	$(36,639)	$(26,386)	$(10,253)

Revenue

Current quarter revenue decreased as compared to the prior year quarter due to a 16% decrease in pounds sold that was partially offset by a 5% increase in our weighted average selling price, each as compared to the prior year quarter. In the first quarter of 2023, PHA-based products represented 42% of total revenue as compared to 52% of total revenue during the same period in the prior year. PHA-based product sales decreased $2.6 million due to lower volumes as compared to the prior year period. PLA-based product sales increased $0.7 million driven by a 7.5% increase in weighted average selling price along with a 6% increase in pounds sold as compared to the prior year period, which had been initially depressed by the conflict in Ukraine, but subsequently recovered.

The decrease in service revenue relates primarily to the completion of our portion of several R&D contracts.

During the current quarter, we had four customers that each individually accounted for 10% of revenue and collectively represented 72% of total revenue as compared to the prior year quarter which had three customers that each individually accounted for 10% of revenue accounted for 58% of total revenue.

Cost of revenue and gross profit

Cost of revenue increased 13% for the current quarter as compared with the prior year quarter. This is largely driven by an increase of $3.0 million in depreciation and $0.4 million increase in utilities as compared to prior year due to the completion of the Kentucky Facility later in the prior year. These increases were offset by the 16% decrease in pounds sold, which led to reductions in raw materials and ingredient costs of $1.0 million, direct labor costs of $0.4 million and shipping expenses of $0.4 million.

The decline in gross profit percentage was primarily due to the aforementioned lower volumes sold in the quarter as well as the overall increase in the fixed cost portion of our cost of goods sold.

Operating expenses

The quarter over quarter improvement in selling, general and administrative expense relates primarily to savings in legal costs incurred of $1.7 million and consulting expenses of $0.5 million. Additionally, we recorded a benefit of $0.5 million in the current quarter from reversals in our allowance for doubtful accounts, as opposed to expense of $0.6 million in the prior year quarter, which reflects improvements in our past due accounts receivable. Current period research and development expense included $0.5 million related to the write-off of our prepaid royalty asset due to the termination of the royalty agreement with Procter & Gamble. The overall cost decreases in both selling, general and administrative expenses and research and development expenses reflect our efforts to reduce excess expenditures company-wide.

Gain (loss) on remeasurement of private warrants

The current quarter remeasurement loss on our Private Warrants represents an increase in the fair value of each of the 3.9 million outstanding Private Warrants due primarily to an increase in the market price of our common stock during the period. The prior year quarter remeasurement gain was, conversely, due to the common stock price decrease during that period.

Interest expense

The increase in interest expense, net of capitalization, primarily resulted from the incurrence of the Senior Secured Term Loan in March 2023 and a reduction of capitalized interest in the current year period associated with the suspension construction of the Greenfield Facility as compared to the prior year period.

Income taxes

For the current quarter, we had a tax benefit of $0.1 million as compared to a benefit of $0.3 million in the prior year quarter. Our effective tax rates differed from the federal statutory rate of 21% due to our valuation allowances against substantially all of our net deferred tax assets.

Net loss

The increase in net loss in the current quarter compared with the prior year quarter was primarily attributable to loss on remeasurement of private warrants during the current year quarter as opposed to a gain in the prior year quarter, increased interest expense, and decreased gross profit. This increase was offset by decreases in operating expenses during the current quarter, as discussed in the sections above.

Liquidity and Capital Resources

Our primary sources of liquidity are equity issuances and debt financings. As of March 31, 2023, we had $102.0 million in cash and cash equivalents and working capital of $153.8 million. While we believe we have developed the capabilities to generate revenue that will eventually be sufficient to cover our ongoing operating costs, we are currently experiencing a period of low sales volume.

We broke ground on our Greenfield Facility construction ahead of schedule in November 2021 and started placing orders for long-lead time equipment items to mitigate the impacts of ongoing inflation and delivery delays that may result from global supply chain challenges. The Greenfield Facility has an engineering cost estimate ranging from $515 million to $665 million. As of March 31, 2023, we have invested $183.4 million of capital, excluding capitalized interest and internal labor, for the Greenfield Facility. We have currently suspended construction of the Greenfield Facility and completion of the facility is contingent upon receiving additional financing. We believe we have adequate liquidity to fund our operations for the next twelve months.

As of March 31, 2023, our most significant borrowing facilities are our 3.25% Convertible Senior Notes and our Senior Secured Term Loan described below.

3.25% Convertible Senior Notes

On December 21, 2021, we issued $240 million principal amount of our 3.250% Convertible Senior Notes due 2026 (“Convertible Notes”), subject to an indenture (“Indenture”).

The Convertible Notes are our senior, unsecured obligations and accrue interest at a rate of 3.250% per annum, payable semi-annually in arrears on June 15 and December 15 of each year, beginning on June 15, 2022. We will settle conversions by paying or delivering, as applicable, cash, shares of common stock or a combination of cash and shares, at our election. The initial conversion rate, which is subject to change, is approximately $10.79 per share of common stock. If certain liquidity conditions are met, we may redeem the Convertible Notes between December 19, 2024, and October 20, 2026. The Convertible Notes will mature on December 15, 2026.

Capped Calls

Also in December 2021, in connection with the Convertible Notes, we purchased capped calls (“Capped Calls”) with certain well-capitalized financial institutions for $35 million. The Capped Calls are call options that permit us, at our option, to require the counterparties to deliver to us shares of our common stock. We may also net-settle the Capped Calls and receive cash instead of shares. We have not exercised any of the Capped Calls at March 31, 2023, and the Capped Calls expire on April 12, 2027.

Senior Secured Term Loan

On March 17, 2023, we closed a $130 million principal amount Senior Secured Term Loan. The Senior Secured Term Loan matures on the earlier of March 17, 2027 or September 15, 2026 if more than $100 million of the existing Convertible Notes remains outstanding on that date. After payment of the lender’s expenses, including the first three years of premiums for a collateral protection insurance policy for the benefit of the lender, we received net proceeds of $98.6 million. The Senior Secured Term Loan accrues interest at a fixed annual rate of 14.4%. As part of the Senior Secured Term Loan agreement, we are required to hold certain interest payments in a restricted reserve account, which resulted in classification of $12.5 million of cash as restricted cash.

The Senior Secured Term Loan contains various customary covenants; none of which are expected to have material impact on our liquidity or capital resources.

In connection with the Senior Secured Term Loan, we also issued warrants with a five-year maturity to the lender to purchase 1.5 million shares of our common stock at an exercise price of $7.50 per share. We determined the fair value of these warrants as of the closing date was $0.5 million using the Black Scholes model and accounted these warrants as an equity arrangement and included in paid-in-capital at March 31, 2023.

The Senior Secured Term Loan required us to maintain a minimum cash balance of $45 million, including $12 million held in a restricted account, until we received a consent from a NMTC lender. Following the April 28, 2023 consent release from certain NMTC lenders, the Senior Secured Term Loan is secured by substantially all of our assets, other than the assets of Danimer Catalytic Technologies and assets associated with the Greenfield Facility in Bainbridge, Georgia, and the restrictions associated with the $45 million were released.

Cash Flows for the Three Months Ended March 31, 2023 and 2022:

The following table summarizes our cash flows from operating, investing and financing activities:

	Three Months Ended March 31,
(in thousands)	2023	2022
Net cash used in operating activities	$(5,865)	$(17,605)
Net cash used in investing activities	$(16,400)	$(58,916)
Net cash provided by financing activities	$91,539	$78

Cash flows from operating activities

Net cash used in operating activities was $5.9 million during the current quarter and was $17.6 million during the comparable period for 2022. The period-to-period change was primarily attributable to changes in working capital.

Cash flows from investing activities

In the current quarter, we used $16.4 million for the purchase of property, plant and equipment as compared to the $58.9 million for such purchases in the prior year quarter. During 2023, we took receipt of previously ordered materials that related to investments at our Greenfield Facility and continued construction of our Rinnovo pilot plant in Rochester, New York.

Cash flows from financing activities

In the current quarter, net cash provided by financing activities of $91.5 million consisted primarily of:

•
Proceeds from our Senior Secured Term Loan of $130.0 million, less issuance costs of $33.0 million; and
•
Repayments of debt of $5.5 million, including a portion of our previously existing Subordinated Term Loan.

In the prior year quarter, net cash provided by financing activities of $0.1 million consisted primarily of:

•
Proceeds from the exercise of stock options and ESPP units of $0.4 million; and
•
Repayments of debt of $0.2 million.

Off-balance Sheet Arrangements

At March 31, 2023, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three month period ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Refer to the information provided in Note 15 to the Notes to the Condensed Consolidated Financial Statements presented in Part I, Item 1. of this report.

Item 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 6. EXHIBITS

Exhibit No.	Description
4.1

Warrant to Purchase Common Stock, dated March 17, 2023, issued by Danimer Scientific, Inc. ( the “Company”) in favor of Jefferies Funding LLC (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 20, 2023, and incorporated herein by reference).

10.1

Amendment No. Five to Loan and Security Agreement and Consent, dated as of March 16, 2023, among Danimer Scientific Holdings, LLC and Meredian Bioplastics, Inc., as borrowers, and Meredian, Inc., Danimer Scientific, L.L.C., Danimer Bioplastics, Inc., Danimer Scientific Kentucky, Inc., and Novomer, Inc., as guarantors, the lenders party thereto, and Southeast Community Development Fund X, L.L.C., as administrative agent.

10.2

Financing Agreement, dated as of March 17, 2023, by and among the Company, as borrower, and certain subsidiaries of the Company from time to time party thereto (collectively, the “Guarantors”), as guarantors, the lenders from time to time party thereto, and U.S. Bank Trust Company, National Association (“U.S. Bank”), as administrative agent and collateral agent.

10.3	Pledge and Security Agreement, dated as of March 17, 2023, among the Company, the subsidiaries of the Company from time to time parties thereto, and U.S. Bank, as collateral agent.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed with this quarterly report

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Danimer Scientific, Inc.

Date: May 10, 2023	By:	/s/ Stephen E. Croskrey
Stephen E. Croskrey
Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2023	By:	/s/ Michael A. Hajost
Michael A. Hajost
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)