Form 10-Q
period 2023-06-30
Danimer Scientific, Inc.
filed 2023-08-08
CIK 1779020

o

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 8, 2023, the registrant had 102,035,267 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (UNAUDITED)

DANIMER SCIENTIFIC, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
(in thousands, except share and per share data)	2023	2022
Assets:
Current assets:
Cash and cash equivalents	$90,771	$62,792
Accounts receivable, net	12,998	17,989
Other receivables, net	1,481	1,635
Inventories, net	29,866	32,743
Prepaid expenses and other current assets	5,441	5,225
Contract assets, net	4,818	4,687
Total current assets	145,375	125,071

Property, plant and equipment, net	454,136	453,949
Intangible assets, net	79,332	80,941
Right-of-use assets	19,153	19,028
Leverage loans receivable	31,446	31,446
Restricted cash	14,467	1,609
Other assets	344	226
Total assets	$744,253	$712,270

Liabilities and Stockholders' equity:
Current liabilities:
Accounts payable	$3,558	$14,977
Accrued liabilities	4,985	5,001
Deferred revenue	875	-
Current portion of lease liability	3,337	3,337
Current portion of long-term debt, net	1,847	1,972
Total current liabilities	14,602	25,287

Private warrants liability	245	212
Long-term lease liability, net	22,001	22,114
Long-term debt, net	375,994	286,398
Deferred income taxes	44	200
Other long-term liabilities	1,083	447
Total liabilities	$413,969	$334,658

Commitments and contingencies (Note 14)

Stockholders' equity:
Common stock, $0.0001 par value; 200,000,000 shares authorized: 101,938,376 and 101,804,454 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	$10	$10
Additional paid-in capital	704,802	676,250
Accumulated deficit	(374,528)	(298,648)
Total stockholders’ equity	330,284	377,612
Total liabilities and stockholders’ equity	$744,253	$712,270

The accompanying notes are an integral part of these condensed consolidated financial statements.

DANIMER SCIENTIFIC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2023	2022	2023	2022
Revenue:
Products	$12,174	$11,575	$23,270	$24,791
Services	691	1,128	1,521	2,655
Total revenue	12,865	12,703	24,791	27,446

Costs and expenses:
Cost of revenue	19,433	14,934	37,642	30,999
Selling, general and administrative	16,844	20,975	35,543	43,211
Research and development	7,709	8,913	14,784	16,044
Loss on sale of assets	-	1	170	1
Total costs and expenses	43,986	44,823	88,139	90,255
Loss from operations	(31,121)	(32,120)	(63,348)	(62,809)
Nonoperating income (expense):
Gain (loss) on remeasurement of private warrants	1,083	2,012	(33)	7,007
Interest, net	(9,162)	(652)	(12,548)	(1,644)
Loss on loan extinguishment	(102)	-	(102)	-
Other, net	-	75	-	84
Total nonoperating income (expense):	(8,181)	1,435	(12,683)	5,447
Loss before income taxes	(39,302)	(30,685)	(76,031)	(57,362)
Income taxes	61	240	151	531
Net loss	$(39,241)	$(30,445)	$(75,880)	$(56,831)

Basic and diluted net loss per share	$(0.38)	$(0.30)	$(0.74)	$(0.56)

Weighted average number of shares used to compute:
Basic and diluted net loss per share	101,938,376	101,047,650	101,917,585	100,888,185

The accompanying notes are an integral part of these condensed consolidated financial statements.

DANIMER SCIENTIFIC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2023	2022	2023	2022
Common stock:
Balance, beginning of period	$10	$10	$10	$10
Issuance of common stock	-	-	-	-
Balance, end of period	10	10	10	10

Additional paid-in capital:
Balance, beginning of period	690,893	633,213	676,250	619,145
Stock-based compensation expense	13,909	14,233	27,974	27,983
Warrants issued with Senior Secured Term Loan	-	-	510	-
Stock issued under stock compensation plans	-	120	129	493
Shares retained for employee taxes	-	-	(61)	-
Costs related to warrants	-	-	-	(55)
Balance, end of period	704,802	647,566	704,802	647,566

Accumulated deficit:
Balance, beginning of period	(335,287)	(145,276)	(298,648)	(118,890)
Net loss	(39,241)	(30,445)	(75,880)	(56,831)
Balance, end of period	(374,528)	(175,721)	(374,528)	(175,721)
Total stockholders' equity	$330,284	$471,855	$330,284	$471,855

The accompanying notes are an integral part of these condensed consolidated financial statements.

DANIMER SCIENTIFIC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30,
(in thousands)	2023	2022
Cash flows from operating activities:
Net loss	$(75,880)	$(56,831)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	27,974	27,983
Depreciation and amortization	14,752	8,588
Amortization of debt issuance costs	3,485	1,152
Accounts receivable reserves	(948)	826
Inventory reserves	464	597
Amortization of right-of-use assets and lease liability	(237)	(173)
Loss on disposal of assets	170	1
Deferred income taxes	(155)	(531)
(Gain) loss on remeasurement of private warrants	33	(7,007)
Contract asset reserve	-	1,216
Other	1,046	45
Changes in operating assets and liabilities
Accounts receivable	5,939	(2,166)
Other receivables	38	2,692
Inventories, net	2,383	(10,838)
Prepaid expenses and other current assets	1,130	1,434
Contract assets	(959)	(1,540)
Other assets	(120)	(5)
Accounts payable	(2,377)	(2,693)
Accrued liabilities	600	(2,220)
Other long-term liabilities	636	-
Unearned revenue and contract liabilities	875	2,077
Net cash used in operating activities	(21,151)	(37,393)
Cash flows from investing activities:
Purchases of property, plant and equipment and intangible assets	(23,041)	(108,850)
Acquisition of Novomer, net of cash acquired	-	(14)
Proceeds from sales of property, plant and equipment	-	55
Net cash used in investing activities	(23,041)	(108,809)
Cash flows from financing activities:
Proceeds from long-term debt	130,000	-
Cash paid for debt issuance costs	(33,295)	(279)
Principal payments on long-term debt	(11,744)	(88)
Proceeds from employee stock purchase plan	129	296
Proceeds from exercise of stock options	-	197
Employee taxes related to stock-based compensation	(61)	-
Cost related to warrants	-	(55)
Net cash provided by financing activities	85,029	71
Net increase (decrease) in cash and cash equivalents and restricted cash	40,837	(146,131)
Cash and cash equivalents and restricted cash-beginning of period	64,401	286,968
Cash and cash equivalents and restricted cash-end of period	$105,238	$140,837
Supplemental cash flow information:
Cash paid for interest, net of interest capitalized	$9,530	$481
Cash paid for operating leases	$1,858	$1,771
Supplemental non-cash disclosure:
Inventory consumed in constructing property, plant and equipment	$-	$2,084
Changes in accounts payable and accrued liabilities related to purchases of PP&E	$(9,658)	$(11,797)
Insurance premium financing arrangement	$1,346	$2,092
Warrants issued with Senior Secured Term Loan	$510	$-

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

We do not have any material items of other comprehensive income (loss); accordingly, there is no difference between net loss and comprehensive (loss) income for the three and six month periods ended June 30, 2023 or 2022, so a separate Statement of Comprehensive Income (Loss) that would otherwise be required is not presented.

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

Level 1

The carrying amounts of our cash and cash equivalents and restricted cash were measured using quoted market prices in active markets and represent Level 1 investments. Our other financial instruments such as accounts receivable, accounts payable and accrued liabilities, approximate their fair values due to their short maturities. Our Senior Secured Term Loan approximates its fair value due to its recent issuance. The June 30, 2023 fair value of our Convertible Notes (See Note 10), based on trades made around that date, was approximately $99.7 million.

We value our restricted stock and restricted stock units without market-based vesting provisions on the respective grant dates, at the closing price of a share of our common stock on the grant dates.

We re-value our restricted stock units that include a cash settlement feature each month at the closing price of a share of our common stock on the last trading day of the month, or $2.38 at June 30, 2023.

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

Level 3

We value our stock options, including our ESPP (See Note 13), and Private Warrants (See Note 9) using the Black-Scholes option pricing model on the respective grant dates. We re-value the Private Warrants and any stock options with a cash-settlement feature each period end. Since our stock price history as a publicly traded company is shorter in duration than the expected lives of our options (other than ESPP), we use a peer group to assess volatility. We have not paid and do not currently anticipate paying a cash dividend on our common stock, so we have set the expected annual dividend yield to zero for all calculations. We used risk-free rates equal to the U.S. Treasury yield curves in effect as of each valuation date for durations equal to the expected lives of each instrument. We use the simplified method under Staff Accounting Bulletin Topic 14, defined as the mid-point between the vesting period and the contractual term for each option, to determine the expected lives of stock options, and we use the remaining contractual life of the warrants as their expected life.

The following table sets forth the ranges of calculated fair values and the associated ranges of values we used for remeasurement in our Black Scholes calculations for stock options, other than ESPP.

	Three Months Ended June 30,
	2023	2022
Share prices of our common stock	$2.38	$4.04 - $4.56
Expected volatilities	50.3% - 54.8%	45.72% - 47.39%
Risk-free rates of return	4.00% - 4.21%	2.81% - 2.98%
Expected option terms (years)	4.06 - 5.67	5.06 - 6.00
Calculated option values	$0.07-$1.17	$0.33 - $2.32

The following table sets forth the fair values we calculated and the inputs we used in our Black Scholes models for Private Warrants.

	June 30,	December 31,
	2023	2022
Share prices of our common stock	$2.38	$1.79
Expected volatilities	52.82%	55.83%
Risk-free rates of return	4.61%	4.13%
Expected warrant term (years)	2.50	3.00
Calculated Private Warrant values	$0.06	$0.05

Note 3. Inventories, net

Inventories, net consisted of the following:

	June 30,	December 31,
(in thousands)	2023	2022
Raw materials	$13,746	$19,964
Work in process	1,538	1,524
Finished goods and related items	14,582	11,255
Total inventories, net	$29,866	$32,743

At June 30, 2023 and December 31, 2022, finished goods and related items included $7.9 million and $4.9 million, respectively, of finished neat PHA. Inventory at June 30, 2023 is stated net of reserves of $0.5 million related to interim assessments to reduce the carrying value of inventory to its fair value.

Note 4. Property, Plant and Equipment, net

Property, plant and equipment, net, consisted of the following:

		June 30,	December 31,
(in thousands)	Estimated Useful Life (Years)	2023	2022
Land and improvements	20	$92	$92
Leasehold improvements	Shorter of useful life or lease term	110,387	109,805
Buildings	15-40	2,191	2,156
Machinery and equipment	5-20	182,515	180,846
Motor vehicles	7-10	921	921
Furniture and fixtures	7-10	474	473
Office equipment	3-10	6,631	5,976
Construction in progress	N/A	208,128	198,545
		511,339	498,814
Accumulated depreciation and amortization		(57,203)	(44,865)
Property, plant and equipment, net		$454,136	$453,949

We reported depreciation and amortization expense (including amortization of intangible assets) as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Cost of revenue	$4,934	$2,289	$10,147	$4,517
Research and development	1,956	1,876	4,038	3,748
Selling, general and administrative	283	163	567	323
Total depreciation and amortization expense	$7,173	$4,328	$14,752	$8,588

Construction in progress consists primarily of the early phases of construction of our PHA plant in Bainbridge, Georgia (“Greenfield Facility”) and construction of a Rinnovo pilot plant in Rochester, New York as noted in the table below.

(in thousands)	June 30, 2023	December 31, 2022
Georgia	$199,273	$191,576
New York	6,426	4,959
Kentucky	2,429	2,010
	$208,128	$198,545

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

Property, plant and equipment includes gross capitalized interest of $14.8 million and $14.6 million as of June 30, 2023 and December 31, 2022, respectively. For the three months ended June 30, 2023 and 2022, interest costs of $0.1 million and $2.0 million, respectively, were capitalized to property, plant and equipment. For the six months ended June 30, 2023 and 2022, interest costs of $0.2 million and $3.6 million, respectively, were capitalized to property, plant and equipment.

Note 5. Intangible Assets

Our recognized intangible assets consist of patents and the unpatented technological know-how of Danimer Catalytic Technologies as well as patents arising from legacy Danimer, which were initially recorded at cost. The values of Danimer Catalytic Technologies’ patents and unpatented know-how are inseparable and represent their acquisition-date fair value, less subsequent amortization.

We capitalize patent defense and application costs and amortize these costs on a straight-line basis over their estimated useful lives, which range from 13 to 20 years. Our intangible portfolio has an estimated weighted average useful life of 18.0 years.

Intangible assets, net, consisted of the following:

	June 30,	December 31,
(in thousands)	2023	2022
Intangible assets, gross	$95,090	$94,291
Less capitalized patent costs not yet subject to amortization	(2,239)	(1,604)
Intangible assets subject to amortization, gross	92,851	92,687
Accumulated amortization, beginning balance	(13,350)	(8,585)
Amortization in the quarter ended:
March 31	(1,203)	(1,181)
June 30	(1,205)	(1,186)
September 30	-	(1,185)
December 31	-	(1,213)
Accumulated amortization, ending balance	(15,758)	(13,350)
Intangible assets subject to amortization, net	77,093	79,337
Total intangible assets, net	$79,332	$80,941

Note 6. Accrued Liabilities

The components of accrued liabilities were as follows:

	June 30,	December 31,
(in thousands)	2023	2022
Compensation and related expenses	$1,557	$1,305
Accrued taxes	1,159	669
Construction in progress accruals	473	1,089
Accrued interest	455	134
Accrued utilities	345	415
Accrued legal, professional and consulting fees	235	443
Purchase accrual	155	401
Other	606	545
Total accrued liabilities	$4,985	$5,001

Note 7. Income Taxes

We reported income tax benefits for the three months and six months ended June 30, 2023 of $0.1 million and $0.2 million, respectively, and our effective income tax rates were 0.16% and 0.20%, respectively, for the three and six months ended June 30, 2023. We reported income tax benefits for the three and six months ended June 30, 2022 of $0.2 million and $0.5 million, respectively, and our effective income tax rates were 0.78% and 0.93%, for the three and six months ended June 30, 2022, respectively. Our effective tax rates differed from the federal statutory rate of 21% due to our valuation allowances against substantially all of our net deferred tax assets.

In assessing the realizability of deferred income tax assets, we consider whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods at which time those temporary differences become deductible.

In making valuation allowance determinations, we consider all available evidence, positive and negative, affecting specific deferred income tax assets, including the scheduled reversal of deferred income tax liabilities, projected future taxable income, the length of carry-back and carry-forward periods, and tax planning strategies in making this assessment. At June 30, 2023, we continued to maintain a partial valuation allowance against our net deferred income tax assets due to the uncertainty surrounding realization of such assets.

Note 8. Leases

The following table sets forth the allocation of our operating lease costs.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Cost of revenue	$673	$626	$1,254	$1,254
Selling, general and administrative	143	137	280	263
Research and development	135	111	211	244
Total operating lease cost	$951	$874	$1,745	$1,761

We currently lease our facility in Winchester, Kentucky and certain facilities in Bainbridge, Georgia under an operating lease. As of December 31, 2022, the lease had a remaining term of 16 years. During the six months ended June 30, 2023, we concluded that it is reasonably certain that we will exercise our four, five-year extension options under the lease, resulting in a twenty-year extension of the lease term. As a result, we remeasured the lease to include the extended lease term using an estimated incremental borrowing rate of 14.4%, which resulted in increases to our right-of-use asset and lease liability of $0.1 million each.

Note 9. Private Warrants

At June 30, 2023 and December 31, 2022, there were 3,914,525 outstanding warrants to purchase shares of our common stock at an exercise price of $11.50 per share, subject to adjustments, which were privately placed prior to the Business Combination (“Private Warrants”). The Private Warrants have been exercisable since May 7, 2021. On December 28, 2025, any then-outstanding Private Warrants will expire.

The Private Warrants meet the definition of derivative instruments and are reported as liabilities at their fair values at each period end, with changes in the fair value of the Private Warrants recorded as a non-cash loss or gain. A rollforward of the Private Warrants liability is below.

(in thousands)
Balance at December 31, 2022	$(212)
Loss on remeasurement of private warrants	(1,116)
Balance at March 31, 2023	(1,328)
Gain on remeasurement of private warrants	1,083
Balance on June 30, 2023	$(245)

Note 10. Debt

The components of long-term debt were as follows:

	June 30,	December 31,
(in thousands)	2023	2022
3.25% Convertible Senior Notes	$240,000	$240,000
Senior Secured Term Loan	130,000	-
New Market Tax Credit Transactions	45,700	45,700
Subordinated Term Loan	-	10,205
Insurance Premium Finance Notes	1,717	1,828
Vehicle and Equipment Notes	386	366
Mortgage Notes	204	218
Total	$418,007	$298,317
Less: Total unamortized debt issuance costs	(40,166)	(9,947)
Less: Current maturities of long-term debt	(1,847)	(1,972)
Total long-term debt	$375,994	$286,398

3.25% Convertible Senior Notes

On December 21, 2021, we issued $240 million principal amount of our 3.250% Convertible Senior Notes due 2026 (“Convertible Notes”), subject to an indenture.

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

Capped Calls

Also in December 2021, in connection with the Convertible Notes, we purchased capped calls (“Capped Calls”) with certain well-capitalized financial institutions for $35 million. The Capped Calls are call options that permit us, at our option, to require the counterparties to deliver to us shares of our common stock. We may also net-settle the Capped Calls and receive cash instead of shares. We have not exercised any of the Capped Calls at June 30, 2023, and the Capped Calls expire on April 12, 2027.

Senior Secured Term Loan

On March 17, 2023, we closed a $130 million principal amount senior secured term loan (“Senior Secured Term Loan”). The Senior Secured Term Loan is secured by substantially all of our assets, other than the assets of Danimer Catalytic Technologies and assets associated with the Greenfield Facility. The Senior Secured Term Loan matures on the earlier of March 17, 2027 or September 15, 2026 if more than $100 million of the existing Convertible Notes remain outstanding on that date. After payment of the lender’s expenses, including the first three years of premiums for a collateral protection insurance policy for the benefit of the lender, we received net proceeds of $98.6 million. The Senior Secured Term Loan accrues interest at a stated annual rate of 14.4%, payable monthly. As part of the Senior Secured Term Loan agreement, we are required to hold $12.5 million in an interest-payment reserve account, which we have reported as restricted cash.

The Senior Secured Term Loan contains various customary covenants, which we do not expect to have material impact on our liquidity or capital resources.

The Senior Secured Term Loan requires us to maintain a minimum cash balance of $45 million pending the receipt of certain consents, which were received during the quarter.

In connection with the Senior Secured Term Loan, we also issued warrants with a five-year maturity to the lender to purchase 1.5 million shares of our common stock at an exercise price of $7.50 per share. We determined the fair value of these warrants as of the closing date was $0.5 million using the Black Scholes model, and included this amount in equity at June 30, 2023.

Subordinated Term Loan

In March 2019, we, through a subsidiary, entered into a subordinated credit agreement (“Subordinated Term Loan”) for $10 million in term loans.

During 2023, we paid $10.2 million of principal and accrued interest which repaid the entire balance of the loan.

New Markets Tax Credit Transactions

We entered into financing arrangements under the New Markets Tax Credit (“NMTC”) program with various unrelated third-party financial institutions (individually and collectively referred to as “Investors”), which then invest in certain “Investment Funds.”

In these arrangements, we loaned money to the Investment Funds, which then contributed the funds from our loan and the Investor’s investment to special purpose entities, which then in turn loaned the contributed funds to wholly owned subsidiaries of the Company. We report the $31.4 million we loaned as leveraged loans receivable and report bank deposits of $1.9 million required under these NMTC arrangements for future interest and expense payments as restricted cash.

We believe these borrowings, and our related loans to the Investment Funds, will be forgiven in 2026 and 2029.

Insurance Premium Finance Notes

In December 2022 and June 2023, we entered into financing agreements related to the premiums under certain insurance policies. These notes had one year initial terms and we make monthly payments on these notes at interest rates of 6.74% and 8.24%, respectively.

Vehicle and Equipment Notes

We have fourteen vehicle and equipment notes outstanding at June 30, 2023, primarily relating to motor vehicles and warehouse equipment. We make monthly payments on these notes at interest rates ranging from 3.75% to 6.99%.

Mortgage Notes

We have two mortgage notes secured by residential property. We make monthly payments on these notes at interest rates of 6.50% and 5.25% with maturity dates in October 2023 and March 2025.

Cash Maturities

As of June 30, 2023, the future cash maturities of long-term debt are as follows:

(in thousands)	Amount
As of June 30, 2023
2023	$1,231
2024	672
2025	259
2026	261,121
2027	130,023
Thereafter	24,701
Total future maturities	$418,007

Note 11. Equity

Common Stock

The following table summarizes the common stock activity for the three and six months ended June 30, 2023 and 2022, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Balance, beginning of period	101,938,376	100,760,215	101,804,454	100,687,820
Issuance of common stock	-	354,646	133,922	427,041
Balance, end of period	101,938,376	101,114,861	101,938,376	101,114,861

Preferred Stock

We are authorized to issue up to 10,000,000 shares of preferred stock, each with a par value of $0.0001 per share. As of June 30, 2023 and December 31, 2022, no shares of preferred stock were issued or outstanding.

Non-Plan Legacy Danimer Options

Prior to 2017, Legacy Danimer had issued 208,183 stock options that were not a part of either the 2016 Executive Plan or the 2016 Omnibus Plan. These options had a weighted average exercise price of $30 per share. On December 29, 2020, the then-remaining 30,493 of these options were converted to options to purchase 279,255 shares of our common stock with a weighted average exercise price of $3.28 per share. During 2021, 153,763 of these options were exercised. There were 125,489 of these options remaining outstanding at June 30, 2023 and December 31, 2022.

Equity Distribution Agreement

On September 7, 2022, we entered into an equity distribution agreement (“Equity Distribution Agreement”) with Citigroup Global Markets Inc. (“Manager”), under which we may issue and sell shares of our common stock “at the market” from time-to-time with an aggregate offering price of up to $100.0 million (collectively, “ATM Offering”). Under the Equity Distribution Agreement, the Manager may sell small volumes of our common stock at the prevailing market price, during such times and at such terms as we have predesignated. We have no obligation to sell any shares and may at any time suspend offers and sales that are part of the ATM Offering or terminate the Equity Distribution Agreement. During the year ended December 31, 2022, we issued 212,604 shares at an average price of $4.15 per share resulting in proceeds of $0.9 million. Additionally, we incurred issuance costs of $1.1 million, which were primarily one-time costs, but which also included less than $0.1 million in commissions to the Manager. As of June 30, 2023, $99.1 million remains available for distribution under the Equity Distribution Agreement.

Anti-dilutive Instruments

The following table summarizes the instruments excluded from the calculations of diluted shares outstanding because the effect of including them would have been anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Convertible debt	22,250,040	22,250,040	22,250,040	22,250,040
Employee stock options	11,950,598	11,439,142	11,950,598	11,439,142
Private Warrants	3,914,525	3,914,525	3,914,525	3,914,525
Restricted shares and RSUs	2,295,337	2,671,482	2,295,337	2,671,482
Senior Secured Term Loan Warrants	1,500,000	-	1,500,000	-
Performance shares	127,770	50,251	127,770	50,251
Legacy Danimer options	125,489	125,489	125,489	125,489
Total excluded instruments	42,163,759	40,450,929	42,163,759	40,450,929

Senior Secured Term Loan Warrants

On March 17, 2023, we issued warrants to purchase 1.5 million shares of our common stock for $7.50 per share in connection with the Senior Secured Term Loan. These warrants were accounted for as an equity arrangement and are included in additional paid-in-capital at June 30, 2023.

Note 12. Revenue

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

We defer certain contract fulfillment costs and amortize these costs to cost of revenue on a per-pound basis as we sell the related product or when the related contracts expire. During the three months ended June 30, 2023 and 2022, we expensed $1.0 million and $0.1 million, respectively. During the six months ended June 30, 2023 and 2022, we expensed $1.1 million and $0.3 million, respectively. At June 30, 2023 and December 31, 2022, we had recorded gross contract assets of $1.3 million and $3.4 million, respectively, related to these fulfillment costs.

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

The following table shows the significant changes in the R&D contract asset and contract liability balances.

	June 30, 2023		December 31, 2022
(in thousands)	Contract Assets	Contract Liabilities	Contract Assets	Contract Liabilities
Beginning balance	$2,765	$-	$2,128	$(214)
Revenue recognized in the quarter ended:
March 31	589	-	(582)	582
June 30	499	-	2,038	210
September 30	-	-	692	290
December 31	-	-	1,298	1,282
Total revenue recognized	1,088	-	3,446	2,364
Consideration received in the quarter ended:
March 31	-	-	-	(368)
June 30	(150)	-	(50)	(2,500)
September 30	-	-	(425)	-
December 31	-	-	(1,119)	718
Total consideration received	(150)	-	(1,594)	(2,150)
Reserves recorded in the quarter ended
June 30	-	-	(1,215)	-
Ending balance	$3,703	$-	$2,765	$-

Disaggregated Revenues

Revenue by country is based on the location of the customer. The following table is a summary of revenue information by country.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
United States	$12,520	$11,540	$22,794	$22,221
Germany	225	-	1,343	2,689
Belgium	-	556	199	1,084
All other countries	120	607	455	1,452
Total revenues	$12,865	$12,703	$24,791	$27,446

Note 13. Stock-Based Compensation

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

On June 30, 2023 and December 31, 2022, 1,339,279 shares and 1,657,244 shares, respectively, of our common stock remained authorized for issuance with respect to awards under the 2020 Incentive Plan.

The 2020 ESPP provides for the sale of our common stock to our employees through payroll withholding at a discount of 15% from the lower of the closing price of our common stock on the first or last day of each biannual offering period. Up to 2,571,737 shares of our common stock were authorized to be issued under this plan, and we issued 85,146 shares during the six months ended June 30, 2023 resulting in 163,314 shares issued since plan inception.

These share pool limits are subject to adjustment in the event of a stock split, stock dividend or other changes in our capitalization.

The following table sets forth the allocation of our stock-based compensation expense.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Cost of revenue	$2	$10	$4	$39
Selling, general and administrative	11,832	12,707	25,150	24,572
Research and development	1,832	1,830	3,455	3,634
Total stock-based compensation	$13,666	$14,547	$28,609	$28,245

Service-based Restricted Stock and RSUs

The following table summarizes our service-based restricted stock and RSU activity in the current quarter.

	Number of Shares	Weighted Average Grant-Date Fair Value
Balance, December 31, 2022	691,448	$28.51
Granted	6,250	$2.62
Vested	(73,023)	$5.86
Balance, March 31, 2023	624,675	$37.09
Granted	152,822	$3.01
Balance, June 30, 2023	777,497	$25.41

We recognize the compensation expense for these shares on a straight-line basis from the grant date through the relevant vesting dates, which range from one to three years. We recognized $4.7 million and $4.8 million of expense related to these awards during the three months ended June 30, 2023 and 2022, respectively, and $9.2 million and $9.5 million during the six months ended June 30, 2023 and 2022, respectively.

Market-based Restricted Stock

During 2021, we granted 1,517,840 shares of restricted stock for which the restrictions lapse on successive thirds of the award on the first date the volume-weighted average price per share of our common stock equals or exceeds $24.20 for any 20 trading dates within 30-day trading periods beginning on December 29, 2021, 2022, and 2023, respectively. We recognize the compensation expense for these shares on a straight-line basis from the grant date through January 2024. We recognized $4.6 million of expense during the three months ended June 30, 2023 and 2022, respectively, and $9.3 million and $9.2 million during the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, all of these shares remained outstanding.

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

In addition to these performance conditions, vesting of certain of these shares are also subject to having sufficient capacity in the 2020 Incentive Plan, which may not have enough shares remaining to fulfill these awards. In the event registered shares are unavailable, 920,641 of the 1,048,411 outstanding performance shares must be settled in cash as calculated using the price of our common stock on the vesting date. Due to this cash settlement feature, certain performance shares are accounted for as a liability. During the three months and six months ended June 30, 2023, we recognized expense of less than $0.1 million and $0.3 million, respectively included in selling, general and administrative expenses, and recorded a long-term liability of $0.5 million. Those certain performance shares are marked to market using the price of our common stock with a life-to-date adjustment. Other than this mark to market effect, expense is recognized on a straight-line basis between the dates of grant and the vesting dates, which we anticipate will be in February 2024, March 2025 and February 2026, respectively. We are currently assuming 100% attainment of our 2024 and 2025 metrics and 0% attainment of our 2023 metrics. As a result, we have reversed all expense associated with the July 23, 2021 award. All of these performance shares remained outstanding at June 30, 2023.

Stock Options

A summary of stock option activity under our equity plans for the three and six months ended June 30, 2023 follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance, December 31, 2022	11,844,644	$14.23	6.71	$-
Granted	204,254	$2.58
Forfeited	(4,667)
Balance, March 31, 2023	12,044,231	$14.04	6.48	$852,617
Forfeited	(93,633)
Balance, June 30, 2023	11,950,598	$14.02	6.22	$-
Exercisable	4,696,184	$4.82	4.00	$-
Vested and expected to vest	11,950,598	$14.02	6.22	$-

The aggregate intrinsic values are calculated as the difference between the exercise price of the indicated stock options and the fair value of our common stock on June 30, 2023.

In addition to the stock options granted under our equity plans, during the quarters ended March 31, 2023 and 2022, we granted 1,050,000 and 972,222 stock options, respectively, that contained a cash-settlement feature if adequate shares were not available to settle the award by the vesting dates. For the three months ended June 30, 2023, we recognized a benefit of $0.2 million. For the six months ended June 30, 2023, we recognized expense of $0.4 million and recorded a long-term liability of $0.5 million related to these stock options.

There were no options granted during the three month periods ended June 30, 2023 and 2022, respectively. The weighted average grant-date fair values of options granted during the three month periods ended March 31, 2023 and 2022, were $1.17 and $1.77, respectively.

As of June 30, 2023, there was $32.8 million of unrecognized compensation cost related to unvested stock options and restricted shares granted under the 2020 Incentive Plan. That cost is expected to be recognized over a weighted-average period of 1.6 years.

Note 14. Commitments and Contingencies

Commitments

In connection with our 2007 acquisition of certain intellectual property, we agreed to pay royalties to Procter & Gamble upon production and sale of PHA. The royalty was $0.05 per pound for the first 500 million pounds of PHA sold and decreases to $0.025 per pound for cumulative sales in excess of that amount until the underlying patents expire. In 2023, we terminated this royalty agreement. We retained all intellectual property associated with the agreement. We forfeited all prepaid royalties as part of this termination and recorded a related loss of $0.5 million for the six months ended June 30, 2023.

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

On May 24, 2021, a shareholder derivative lawsuit was filed in the Court of Chancery of the State of Delaware by Richard Delman on behalf of the Company, alleging breach of fiduciary duty against the Company’s directors. On October 6, 2021, a shareholder derivative lawsuit was filed in the United States District Court for the District of Delaware by Ryan Perri on behalf of the Company, alleging breach of fiduciary duty against the Company’s directors. On February 9, 2023, a shareholder derivative lawsuit was filed in the United States District Court for the District of Delaware by Samuel Berezin on behalf of the Company, alleging breach of fiduciary trust against the Company’s directors. All three shareholder derivative lawsuits have been stayed pending the outcome of Defendants’ motion to dismiss the securities class actions. These derivative complaints repeat certain allegations which are already in the public domain. Defendants deny the allegations of the above complaints, believe the lawsuits are without merit and intend to defend them vigorously.

Since we are unable to estimate the likelihood of incurring a loss, or the amount of loss, if any, related to these matters, we have not accrued any losses for these matters at June 30, 2023.

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

On March 17, 2023, the Delaware Court of Chancery heard our petition under Section 205 of the General Corporation Law of the State of Delaware and issued a final order validating (i) our Fourth Amended and Restated Certificate of Incorporation (“Charter”), including the amendment to our capitalization effected thereunder, declaring it effective as of December 20, 2020, and (ii) all shares of our capital stock issued in reliance on the effectiveness of the Charter, effective as of the dates and times of the original issuances of such shares. Although we had not received any complaints, we filed the petition after a December 2022 decision by the Delaware Court of Chancery that created potential uncertainty with respect to the charters of certain Delaware companies that had accessed public capital markets through so-called “de-SPAC” transactions in the past several years, including us.

In the ordinary course of business, we may be a party to various other legal proceedings from time to time.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Report”) of Danimer Scientific, Inc. contains “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Except where the context otherwise requires or where otherwise indicated, the terms the “Company”, “Danimer”, “we”, “us”, and “our”, refer to the consolidated business of Danimer Scientific, Inc. and its consolidated subsidiaries. All statements in this Report, other than statements of historical fact, are forward-looking statements. These forward-looking statements are based on management’s current expectations, assumptions, hopes, beliefs, intentions, and strategies regarding future events and are based on currently available information as to the outcome and timing of future events. Forward-looking statements may contain words such as “believe”, “may”, “will”, “estimate”, “continue”, “anticipate”, “intend”, “expect”, “should”, “would”, “could”, “plan”, “predict”, “potential”, “seem”, “seek”, “future”, “outlook”, the negative of such terms and other similar expressions, which are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. We caution that these forward-looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond our control, incident to our business.

Because forward‑looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. These forward-looking statements are based on information available as of the date of this Report (or, in the case of forward-looking statements incorporated herein by reference, if any, as of the date of the applicable filed document), and any accompanying supplement, current expectations, and forecasts and assumptions involve a number of risks and uncertainties. Accordingly, forward-looking statements should not be relied upon as representing the our views as of any subsequent date, and we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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

Introductory Note

The Company (formerly Live Oak Acquisition Corp. (“Live Oak”)) was originally incorporated in the State of Delaware on May 24, 2019 as a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, recapitalization, reorganization, or similar business combination with one or more businesses. Live Oak completed its initial public offering in May 2020. On December 29, 2020 (“Closing Date”), Live Oak consummated a business combination (“Business Combination”) with Meredian Holdings Group, Inc. (“MHG” or “Legacy Danimer”), with Legacy Danimer surviving the merger as a wholly owned subsidiary of Live Oak. The Business Combination was accounted for as a reverse recapitalization, meaning that Legacy Danimer was treated as the accounting acquirer and Live Oak was treated as the accounting acquiree. Effectively, the Business Combination was treated as the equivalent of Legacy Danimer issuing stock for the net assets of Live Oak, accompanied by a recapitalization. In connection with the Business Combination, Live Oak changed its name to Danimer Scientific, Inc. On August 11, 2021, we closed the acquisition of Novomer, Inc. (integrated into our business as “Danimer Catalytic Technologies”).

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

In November 2021, we broke ground on the construction of a PHA plant in Bainbridge, Georgia (“Greenfield Facility”). Through June 30, 2023, we have invested $186.7 million in the Greenfield Facility, excluding capitalized interest and internal labor. The Greenfield Facility has an engineering cost estimate ranging from $515 million to $665 million and it will have a planned annual production capacity of approximately 125 million pounds of finished product. We have suspended construction of the Greenfield Facility and completion of the facility is contingent upon receiving additional financing.

We anticipate spending between $140 million to $220 million on a commercial Rinnovo plant. Once a commercial Rinnovo plant is completed and after making some additional investments in extrusion capacity, the Danimer network is expected to have production capacity of approximately 330 million pounds of PHA-based finished product resins, which includes other blended inputs. Danimer also expects to have approximately 60 million pounds of Rinnovo remaining to sell on a standalone basis or in formulations that do not include Nodax.

PLA-Based Resins: Since 2004, we have been producing proprietary plastics using a natural plastic called polylactic acid (“PLA”) as a base resin. PLA has limited functionality in its unformulated, or “neat”, form. We purchase PLA and formulate it into bioplastic resins by leveraging the expertise of our chemists and our proprietary reactive extrusion process. Our formulated PLA products allow many companies to begin to use renewable and compostable plastics to meet their customers’ growing sustainability needs. We were the first company in the world to create a bioplastic suitable for coating disposable paper cups to withstand the temperatures of hot liquids such as coffee. We have expanded our product portfolio and now supply customers globally.

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

Current Developments

During the second quarter, we made further inroads in our mission to create biodegradable consumer packaging and other products which address the global plastics waste crisis by:

•
finishing module assembly of our Rinnovo pilot plant in Rochester, New York and entering the pre-commissioning phase.
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

Condensed Consolidated Results of Operations for the Three Months Ended June 30, 2023 and 2022:

	Three Months Ended June 30,
(in thousands)	2023	2022	Change
Revenue:
Products	$12,174	$11,575	$599
Services	691	1,128	(437)
Total revenue	12,865	12,703	162
Cost of revenue	19,433	14,934	4,499
Gross profit	(6,568)	(2,231)	(4,337)
Gross profit percentage	-51.1%	-17.6%
Operating expense:
Selling, general and administrative	16,844	20,975	(4,131)
Research and development	7,709	8,913	(1,204)
Loss on sale of assets	-	1	(1)
Total operating expenses	24,553	29,889	(5,336)
Loss from operations	(31,121)	(32,120)	999
Nonoperating income (expense):
Gain on remeasurement of private warrants	1,083	2,012	(929)
Interest, net	(9,162)	(652)	(8,510)
Loss on loan extinguishment	(102)	-	(102)
Other, net	-	75	(75)
Total nonoperating income (expense):	(8,181)	1,435	(9,616)
Loss before income taxes	(39,302)	(30,685)	(8,617)
Income taxes	61	240	(179)
Net loss	$(39,241)	$(30,445)	$(8,796)

Revenue

Current quarter product revenue increased as compared to the prior year quarter due to a change in product mix and a 2.3% increase in our weighted average selling price. In the second quarter of 2023, PHA-based products represented 66% of total revenue as compared to 61% of total revenue during the same period in the prior year. PHA-based product sales increased $0.7 million primarily driven by a 2.6% increase in weighted average selling price. PLA-based product sales remained relatively flat driven by a 3.2% decrease in pounds sold, which was partially offset by a 1.7% increase in weighted average selling price.

The decrease in service revenue relates primarily to the completion of our portion of several R&D contracts.

During the current quarter, we had three customers that each individually accounted for at least 10% of revenue and collectively represented 69% of total revenue as compared to the prior year quarter which had three such customers that collectively accounted for 58% of total revenue.

Cost of revenue and gross profit

Cost of revenue increased 30% for the current quarter as compared with the prior year quarter. This is largely driven by an increase of $2.6 million in depreciation, $0.8 million in raw materials costs due to inflationary pressures, and other fixed cost increases.

The decline in gross profit percentage was primarily due to the overall increase in the fixed cost portion of our cost of goods sold.

Operating expenses

The quarter over quarter improvement in selling, general and administrative expense relates primarily to savings in legal costs incurred of $1.7 million and property and consulting expenses of $0.5 million. Additionally, we recorded a benefit of $0.5 million in the current quarter from reversals in our allowance for doubtful accounts, as opposed to expense of $0.6 million in the prior year quarter, which reflects improvements in our past due accounts receivable. Current period research and development expense included decreases of $0.7 million in legal costs, $0.3 million in consulting expenses and $0.2 million in administrative costs. The overall cost decreases in both selling, general and administrative expenses and research and development expenses reflect our efforts to reduce expenditures company-wide.

Gain on remeasurement of private warrants

The current quarter remeasurement gain on our Private Warrants represents a decrease in the fair value of each of the 3.9 million outstanding Private Warrants due primarily to a decrease in the market price of our common stock during the period. The prior year quarter remeasurement gain was also due to the common stock price decrease during that period.

Interest expense

The increase in interest expense, net primarily resulted from the incurrence of the Senior Secured Term Loan in March 2023 and a reduction of capitalized interest in the current quarter due to the completion of Phase II of our Kentucky Facility and the suspension of the Greenfield Facility project.

Income taxes

Our effective tax rates differed from the federal statutory rate of 21% due to our valuation allowances against substantially all of our net deferred tax assets.

Net loss

The increase in net loss in the current quarter compared with the prior year quarter was primarily attributable to increased interest expense and decreased gross profit, partially offset by decreases in operating expenses during the current quarter, as discussed in the sections above.

Condensed Consolidated Results of Operations for the Six Months Ended June 30, 2023 and 2022:

	Six Months Ended June 30,
(in thousands)	2023	2022	Change
Revenue:
Products	$23,270	$24,791	$(1,521)
Services	1,521	2,655	(1,134)
Total revenue	24,791	27,446	(2,655)
Cost of revenue	37,642	30,999	6,643
Gross profit	(12,851)	(3,553)	(9,298)
Gross profit percentage	-51.8%	-12.9%
Operating expense:
Selling, general and administrative	35,543	43,211	(7,668)
Research and development	14,784	16,044	(1,260)
Loss on sale of assets	170	1	169
Total operating expenses	50,497	59,256	(8,759)
Loss from operations	(63,348)	(62,809)	(539)
Nonoperating income (expense):
Gain (loss) on remeasurement of private warrants	(33)	7,007	(7,040)
Interest, net	(12,548)	(1,644)	(10,904)
Loss on loan extinguishment	(102)	-	(102)
Other, net	-	84	(84)
Total nonoperating income (expense):	(12,683)	5,447	(18,130)
Loss before income taxes	(76,031)	(57,362)	(18,669)
Income taxes	151	531	(380)
Net loss	$(75,880)	$(56,831)	$(19,049)

Revenue

Revenues during the current six month period decreased as compared to the prior year six month period due to a 9% decrease in pounds sold that was partially offset by a 3.4% increase in our weighted average selling price. For the first six months of 2023, PHA-based products represented 54% of total revenue as compared to 56% of total revenue during the same period in the prior year. PHA-based product sales decreased $1.9 million due to lower volumes, which were partially offset by increased weighted average selling price as compared to the prior year period. PLA-based product sales increased $0.6 million driven by a 5.3% increase in weighted average selling price along with a 2.0% increase in pounds sold as compared to the prior year period, which had been initially depressed by the conflict in Ukraine, but subsequently recovered.

The decrease in service revenue relates primarily to the completion of our portion of several R&D contracts.

During the current six month period, we had four customers that each accounted for at least 10% of revenue and collectively represented 75% of total revenue. In the prior year six month period, we had three such customers that collectively represented 53% of total revenue.

Cost of revenue and gross profit

Cost of revenue increased 22% for the current six month period as compared with the prior year six month period. This is largely driven by an increase of $5.6 million in depreciation, $1.6 million related to property taxes and insurance and $0.4 million in utilities as compared to prior year due to the completion of the Kentucky Facility later in the prior year. These increases were offset by the 9% decrease in pounds sold, which led to reductions in raw materials, direct labor, and costs of disposal of an aggregate $0.9 million.

The decline in gross profit percentage was primarily due to the aforementioned lower volumes sold in the six month period compared to the prior year period as well as the overall increase in the fixed cost portion of our cost of goods sold. We anticipate that our per-unit fixed-cost absorption will improve as rent, depreciation and other fixed costs become a smaller portion of our overall cost of revenue when PHA production output increases.

Operating expenses

The period over period improvement in selling, general and administrative expense relates primarily to savings in legal costs of $2.3 million and consulting expenses of $1.5 million. Additionally, we recorded a benefit of $0.9 million in the current six month period from reversals in our allowance for doubtful accounts, as opposed to expense of $0.8 million in the prior year period, which reflects improvements in our past due accounts receivable. Research and development expense included decreases of $1.0 million in legal costs, $0.5 million in consulting expense, $0.4 million in administrative costs and also included $0.5 million related to the write-off of our prepaid royalty asset due to the termination of the royalty agreement with Procter & Gamble. The overall cost decreases in both selling, general and administrative expenses and research and development expenses reflect our efforts to reduce expenditures company-wide.

Gain (loss) on remeasurement of private warrants

The current quarter remeasurement loss on our Private Warrants represents an increase in the fair value of each of the 3.9 million outstanding Private Warrants due primarily to an increase in the market price of our common stock during the period. The prior year remeasurement gain was, conversely, due to the common stock price decrease during that period.

Interest expense

The increase in interest expense, net primarily resulted from the incurrence of the Senior Secured Term Loan in March 2023 and a reduction of capitalized interest in the current year six month period associated with the completion of Phase II of our Kentucky Facility, as well as the suspension of construction of the Greenfield Facility as compared to the prior year six month period.

Income taxes

Our effective tax rates differed from the federal statutory rate of 21% due to our valuation allowances against substantially all of our net deferred tax assets.

Net loss

The increase in net loss in the current six month period compared with the prior year period was primarily attributable to increased interest expense, loss on remeasurement of private warrants during the current year six month period as opposed to a gain in the prior year period and decreased gross profit. This increase was partially offset by decreases in operating expenses during the current quarter, as discussed in the sections above.

Liquidity and Capital Resources

Our primary sources of liquidity are equity issuances and debt financings. As of June 30, 2023, we had $90.8 million in cash and cash equivalents and working capital of $130.8 million. While we believe we have developed the capabilities to generate revenue that will eventually be sufficient to cover our ongoing operating costs, we are currently experiencing a period of low sales volume. We believe we have adequate liquidity to fund our operations for the next twelve months.

We broke ground on our Greenfield Facility construction ahead of schedule in November 2021 and started placing orders for long-lead time equipment items to mitigate the impacts of ongoing inflation and delivery delays caused by global supply chain challenges related to the pandemic and other matters. The Greenfield Facility has an engineering cost estimate ranging from $515 million to $665 million. As of June 30 2023, we have invested $186.7 million of capital, excluding capitalized interest and internal labor, for the Greenfield Facility. We have currently suspended construction of the Greenfield Facility and completion of the facility is contingent upon receiving additional financing.

As of June 30, 2023, our most significant borrowing facilities are our 3.250% Convertible Senior Notes and our Senior Secured Term Loan described below.

3.25% Convertible Senior Notes

On December 21, 2021, we issued $240 million principal amount of our 3.250% Convertible Senior Notes due 2026 (“Convertible Notes”), subject to an indenture.

The Convertible Notes are our senior unsecured obligations and accrue interest at a rate of 3.250% per annum, payable semi-annually in arrears on June 15 and December 15 of each year, beginning on June 15, 2022. We will settle conversions in cash, shares of common stock or a combination of cash and shares, at our election. The initial conversion rate, which is subject to change, is approximately $10.79 per share of common stock. If certain liquidity conditions are met, we may redeem the Convertible Notes between December 19, 2024, and October 20, 2026. The Convertible Notes will mature on December 15, 2026.

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

Senior Secured Term Loan

On March 17, 2023, we closed a $130 million principal amount Senior Secured Term Loan. The Senior Secured Term Loan is secured by substantially all of our assets, other than the assets of Danimer Catalytic Technologies and assets associated with the Greenfield Facility. The Senior Secured Term Loan matures on the earlier of March 17, 2027 or September 15, 2026 if more than $100 million of the existing Convertible Notes remains outstanding on that date. After payment of the lender’s expenses, including the first three years of premiums for a collateral protection insurance policy for the benefit of the lender, we received net proceeds of $98.6 million. The Senior Secured Term Loan accrues interest at a fixed annual rate of 14.4%. As part of the Senior Secured Term Loan agreement, we are required to hold $12.5 million in an interest-payment reserve account, which we have reported as restricted cash.

The Senior Secured Term Loan contains various customary covenants; which we do not expect to have material impact on our liquidity or capital resources.

The Senior Secured Term Loan requires us to maintain a minimum cash balance of $45 million pending the receipt of certain consents, which were received during the quarter.

In connection with the Senior Secured Term Loan, we also issued warrants with a five-year maturity to the lender to purchase 1.5 million shares of our common stock at an exercise price of $7.50 per share. We determined the fair value of these warrants as of the closing date was $0.5 million using the Black Scholes model and included this amount in equity at June 30, 2023.

Cash Flows for the Six Months Ended June 30, 2023 and 2022:

The following table summarizes our cash flows from operating, investing and financing activities:

	Six Months Ended June 30,
(in thousands)	2023	2022
Net cash used in operating activities	$(21,151)	$(37,393)
Net cash used in investing activities	$(23,041)	$(108,809)
Net cash provided by financing activities	$85,029	$71

Cash flows from operating activities

Net cash used in operating activities was $21.2 million during the six month period and was $37.4 million during the comparable period for 2022. The period-to-period change was primarily attributable to changes in working capital, specifically accounts receivable and inventories.

Cash flows from investing activities

For the six month period, we used $23.0 million for the purchase of property, plant and equipment as compared to the $108.8 million for such purchases in the prior year period. During 2023, we took receipt of previously ordered materials that related to investments at our Greenfield Facility and continued construction of our Rinnovo pilot plant in Rochester, New York. During 2022, we continued construction of the Greenfield Facility and Phase II of our expansion of our Kentucky Facility.

Cash flows from financing activities

For the six months ended June 30, 2023, net cash provided by financing activities of $85.0 million consisted primarily of:

•
Proceeds from our Senior Secured Term Loan of $130.0 million, less issuance costs of $33.3 million; net of
•
Repayments of debt of $11.7 million, including all of our previously existing Subordinated Term Loan.

For the six months ended June 30, 2022, net cash provided by financing activities of $0.1 million consisted primarily of:

•
Proceeds from the exercise of stock options and ESPP units of $0.5 million; net of
•
Repayments of debt and issuance costs of $0.4 million.

Off-balance Sheet Arrangements

At June 30, 2023, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various market risks, including potential losses arising from adverse changes in market prices and rates, such as various commodity prices. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

Our deposited funds yield market interest and are held in multiple highly-rated U.S. banks. We believe these funds are not subject to material potential near-term losses in future earnings from reasonably possible near-term changes in market rates or prices.

Commodity Price Risk

Our products are made using various purchased components and several basic raw materials, in particular PLA, polybutylene succinate (“PBS”), polybutylene adipate terephthalate (“PBAT”) and canola oil. We expect prices for these items to fluctuate based on marketplace demand and other factors, such as the effect of the conflict in Ukraine on canola oil prices. Our product margins and level of profitability may fluctuate whether or not we pass increases in purchased component and raw material costs on to our customers.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three month period ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Refer to the information provided in Note 14 to the Notes to the Condensed Consolidated Financial Statements presented in Part I, Item 1. of this report.

Item 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 6. EXHIBITS

Exhibit No.	Description
10.1*

First Amendment to Financing Agreement, dated as of July 20, 2023, by and among Danimer Scientific, Inc., as Borrower, certain subsidiaries of Borrower, as Guarantors, the Lenders party thereto, and U.S. Bank Trust Company, National Association, as administrative agent and collateral agent under Loan Documents.

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

Danimer Scientific, Inc.

Date: August 8, 2023	By:	/s/ Stephen E. Croskrey
Stephen E. Croskrey
Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2023	By:	/s/ Michael A. Hajost
Michael A. Hajost
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)