Form 10-Q
period 2023-09-30
Danimer Scientific, Inc.
filed 2023-11-14
CIK 1779020

o

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 14, 2023, the registrant had 102,035,267 shares of common stock, $0.0001 par value per share, outstanding.

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

Forward-looking statements are based on currently available information and our current assumptions, expectations and projections about future events. You should not rely on our forward-looking statements. These statements are not guarantees of future performance and are subject to future events, risks and uncertainties – many of which are beyond our control, dependent on the actions of third parties, or currently unknown to us – as well as potentially inaccurate assumptions that could cause actual results to differ materially from our expectations and projections. These risks and uncertainties include, but are not limited to, those described in Part II. Item 1A. Risk Factors and elsewhere in this report and as also may be described from time to time in future reports we file with the SEC. You should read such information in conjunction with our Condensed Consolidated Financial Statements and related notes and Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations in this report. There also may be other factors that we cannot anticipate or that are not described in this report, generally because we do not currently perceive them to be material. Such factors could cause results to differ materially from our expectations.

Forward-looking statements speak only as of the date they are made, and we do not undertake to update these statements other than as required by law. You are advised, however, to review any further disclosures we make on related subjects in our periodic filings with the SEC.

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (UNAUDITED)

DANIMER SCIENTIFIC, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31,
(in thousands, except share and per share data)	2023	2022
Assets:
Current assets:
Cash and cash equivalents	$77,393	$62,792
Accounts receivable, net	12,422	17,989
Other receivables, net	715	1,635
Inventories, net	26,685	32,743
Prepaid expenses and other current assets	4,754	5,225
Contract assets, net	5,103	4,687
Total current assets	127,072	125,071

Property, plant and equipment, net	449,824	453,949
Intangible assets, net	78,660	80,941
Right-of-use assets	19,157	19,028
Leverage loans receivable	31,446	31,446
Restricted cash	14,461	1,609
Other assets	346	226
Total assets	$720,966	$712,270

Liabilities and Stockholders' equity:
Current liabilities:
Accounts payable	$3,909	$14,977
Accrued liabilities	5,899	5,001
Deferred revenue	438	-
Current portion of lease liability	3,337	3,337
Current portion of long-term debt, net	1,184	1,972
Total current liabilities	14,767	25,287

Private warrants liability	113	212
Long-term lease liability, net	21,965	22,114
Long-term debt, net	378,687	286,398
Deferred income taxes	-	200
Other long-term liabilities	1,153	447
Total liabilities	$416,685	$334,658

Commitments and contingencies (Note 14)

Stockholders' equity:
Common stock, $0.0001 par value; 200,000,000 shares authorized: 102,035,267 and 101,804,454 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	$10	$10
Additional paid-in capital	718,958	676,250
Accumulated deficit	(414,687)	(298,648)
Total stockholders’ equity	304,281	377,612
Total liabilities and stockholders’ equity	$720,966	$712,270

The accompanying notes are an integral part of these condensed consolidated financial statements.

DANIMER SCIENTIFIC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2023	2022	2023	2022
Revenue:
Products	$10,454	$9,099	$33,724	$33,890
Services	494	1,349	2,015	4,004
Total revenue	10,948	10,448	35,739	37,894

Costs and expenses:
Cost of revenue	18,685	14,503	56,327	45,606
Selling, general and administrative	16,555	19,413	52,098	62,042
Research and development	6,883	7,947	21,667	24,469
Loss on sale of assets	64	-	234	1
Impairment of long-lived assets	-	63,491	-	63,491
Total costs and expenses	42,187	105,354	130,326	195,609
Loss from operations	(31,239)	(94,906)	(94,587)	(157,715)
Nonoperating income (expense):
Gain on remeasurement of private warrants	132	1,607	99	8,614
Interest, net	(8,584)	(553)	(21,132)	(2,197)
Loss on loan extinguishment	-	(1,500)	(102)	(1,500)
Other, net	-	240	-	324
Total nonoperating income (expense):	(8,452)	(206)	(21,135)	5,241
Loss before income taxes	(39,691)	(95,112)	(115,722)	(152,474)
Income taxes	(468)	236	(317)	767
Net loss	$(40,159)	$(94,876)	$(116,039)	$(151,707)

Basic and diluted net loss per share	$(0.39)	$(0.94)	$(1.14)	$(1.50)

Weighted average number of shares used to compute:
Basic and diluted net loss per share	102,025,684	101,199,195	101,953,827	100,993,068

The accompanying notes are an integral part of these condensed consolidated financial statements.

DANIMER SCIENTIFIC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2023	2022	2023	2022
Common stock:
Balance, beginning of period	$10	$10	$10	$10
Issuance of common stock	-	-	-	-
Balance, end of period	10	10	10	10

Additional paid-in capital:
Balance, beginning of period	704,802	647,566	676,250	619,145
Stock-based compensation expense	14,253	14,415	42,227	42,398
Warrants issued with Senior Secured Term Loan	-	-	510	-
Stock issued under stock compensation plans	153	248	282	741
Issuance of common stock, net of issuance costs	(250)	79	(250)	79
Shares retained for employee taxes	-	-	(61)	-
Costs related to warrants	-	-	-	(55)
Balance, end of period	718,958	662,308	718,958	662,308

Accumulated deficit:
Balance, beginning of period	(374,528)	(175,721)	(298,648)	(118,890)
Net loss	(40,159)	(94,876)	(116,039)	(151,707)
Balance, end of period	(414,687)	(270,597)	(414,687)	(270,597)
Total stockholders' equity	$304,281	$391,721	$304,281	$391,721

The accompanying notes are an integral part of these condensed consolidated financial statements.

DANIMER SCIENTIFIC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30,
(in thousands)	2023	2022
Cash flows from operating activities:
Net loss	$(116,039)	$(151,707)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	42,227	42,398
Depreciation and amortization	22,005	13,172
Amortization of debt issuance costs	6,209	1,601
Accounts receivable reserves	(1,462)	1,205
Inventory reserves	540	609
Amortization of right-of-use assets and lease liability	(278)	(270)
Loss on disposal of assets	234	1
Deferred income taxes	(199)	(767)
Loss on extinguishment of debt	102	1,500
Gain on remeasurement of private warrants	(99)	(8,614)
Contract asset reserve	-	1,215
Impairment of long-lived assets	-	63,491
Other	941	43
Changes in operating assets and liabilities
Accounts receivable	7,029	(1,747)
Other receivables	555	2,724
Inventories, net	5,475	(14,271)
Prepaid expenses and other current assets	1,816	1,749
Contract assets	(1,244)	(2,019)
Other assets	(119)	(5)
Accounts payable	(2,061)	(4,642)
Accrued liabilities	1,893	(5,037)
Other long-term liabilities	706	3
Unearned revenue and contract liabilities	438	1,786
Net cash used in operating activities	(31,331)	(57,582)
Cash flows from investing activities:
Purchases of property, plant and equipment and intangible assets	(25,722)	(133,632)
Proceeds from sales of property, plant and equipment	18	55
Investment in leverage loan receivable related to NMTC financing	-	(18,037)
Acquisition of Novomer, net of cash acquired	-	(14)
Net cash used in investing activities	(25,704)	(151,628)
Cash flows from financing activities:
Proceeds from long-term debt	130,000	24,700
Cash paid for debt issuance costs	(33,296)	(1,547)
Principal payments on long-term debt	(12,437)	(886)
Proceeds from employee stock purchase plan	282	526
Employee taxes related to stock-based compensation	(61)	-
Proceeds from exercise of stock options	-	215
Proceeds from issuance of common stock, net of issuance costs	-	79
Cost related to warrants	-	(55)
Net cash provided by financing activities	84,488	23,032
Net increase (decrease) in cash and cash equivalents and restricted cash	27,453	(186,178)
Cash and cash equivalents and restricted cash-beginning of period	64,401	286,968
Cash and cash equivalents and restricted cash-end of period	$91,854	$100,790
Supplemental cash flow information:
Cash paid for interest, net of interest capitalized	$16,349	$-
Cash paid for operating leases	$2,787	$2,657

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

We do not have any material items of other comprehensive income (loss); accordingly, there is no difference between net loss and comprehensive (loss) income and we have not presented a separate Statement of Comprehensive Income (Loss) that would otherwise be required.

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

Level 1

The carrying amounts of our cash and cash equivalents and restricted cash were measured using quoted market prices in active markets and represent Level 1 investments. Our other financial instruments such as accounts receivable, accounts payable and accrued liabilities, approximate their fair values due to their short maturities. The September 30, 2023 fair value of our Senior Secured Term Loan, based on an analysis of market activity since loan inception, was approximately $87.3 million. The September 30, 2023 fair value of our Convertible Notes (See Note 10), based on trades made around that date, was approximately $78.3 million.

We value our restricted stock and restricted stock units without market-based vesting provisions on the respective grant dates, at the closing price of a share of our common stock on the grant dates.

We re-value our restricted stock units that include a cash settlement feature each month at the closing price of a share of our common stock on the last trading day of the month, or $2.07 at September 30, 2023.

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

The following table sets forth the ranges of calculated fair values and the associated ranges of values we used for remeasurement in our Black-Scholes calculations for stock options, other than ESPP.

	Three Months Ended September 30,
	2023	2022
Share prices of our common stock	$2.07	$2.95 - $4.81
Expected volatilities	51.76% - 55.88%	47.55% - 49.38%
Risk-free rates of return	4.50% - 4.61%	2.93% - 4.00%
Expected option terms (years)	3.82 - 5.42	4.81 - 6.00
Calculated option values	$0.04-$0.95	$0.12 - $2.25

The following table sets forth the fair values we calculated and the inputs we used in our Black-Scholes models for Private Warrants.

	September 30,	December 31,
	2023	2022
Share prices of our common stock	$2.07	$1.79
Expected volatilities	53.33%	55.83%
Risk-free rates of return	4.92%	4.13%
Expected warrant term (years)	2.25	3.00
Calculated Private Warrant values	$0.03	$0.05

Note 3. Inventories, net

Inventories, net consisted of the following:

	September 30,	December 31,
(in thousands)	2023	2022
Raw materials	$10,936	$19,964
Work in process	762	1,524
Finished goods and related items	14,987	11,255
Total inventories, net	$26,685	$32,743

At September 30, 2023 and December 31, 2022, finished goods and related items included $8.8 million and $4.9 million, respectively, of finished neat PHA. Inventory at September 30, 2023 is stated net of reserves of $0.5 million related to interim assessments to reduce the carrying value of inventory to its fair value.

Note 4. Property, Plant and Equipment, net

Property, plant and equipment, net, consisted of the following:

		September 30,	December 31,
(in thousands)	Estimated Useful Life (Years)	2023	2022
Land and improvements	20	$92	$92
Leasehold improvements	Shorter of useful life or lease term	110,387	109,805
Buildings	15-40	2,191	2,156
Machinery and equipment	5-20	183,797	180,846
Motor vehicles	7-10	921	921
Furniture and fixtures	7-10	474	473
Office equipment	3-10	6,871	5,976
Construction in progress	N/A	208,367	198,545
		513,100	498,814
Accumulated depreciation and amortization		(63,276)	(44,865)
Property, plant and equipment, net		$449,824	$453,949

We reported depreciation and amortization expense (including amortization of intangible assets) as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Cost of revenue	$5,086	$2,571	$15,233	$7,087
Research and development	1,865	1,839	5,903	5,587
Selling, general and administrative	302	175	869	498
Total depreciation and amortization expense	$7,253	$4,585	$22,005	$13,172

Construction in progress consists primarily of the early phases of construction of our PHA plant in Bainbridge, Georgia (“Greenfield Facility”) and construction of a Rinnovo pilot plant in Rochester, New York as noted in the table below.

(in thousands)	September 30, 2023	December 31, 2022
Georgia	$199,940	$191,576
New York	6,753	4,959
Kentucky	1,674	2,010
	$208,367	$198,545

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

Property, plant and equipment includes gross capitalized interest of $14.9 million and $14.6 million as of September 30, 2023 and December 31, 2022, respectively. For the three months ended September 30, 2023 and 2022, interest costs of less than $0.1 million and $2.0 million, respectively, were capitalized to property, plant and equipment. For the nine months ended September 30, 2023 and 2022, interest costs of $0.3 million and $3.6 million, respectively, were capitalized to property, plant and equipment.

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

We capitalize patent defense and application costs and amortize these costs on a straight-line basis over their estimated useful lives, which range from 13 to 20 years. Our intangible portfolio has an estimated weighted average useful life of 17.8 years.

Intangible assets, net, consisted of the following:

	September 30,	December 31,
(in thousands)	2023	2022
Intangible assets, gross	$95,565	$94,291
Less capitalized patent costs not yet subject to amortization	(2,682)	(1,604)
Intangible assets subject to amortization, gross	92,883	92,687
Accumulated amortization, beginning balance	(13,350)	(8,585)
Amortization in the quarter ended:
March 31	(1,203)	(1,181)
June 30	(1,205)	(1,186)
September 30	(1,147)	(1,185)
December 31	-	(1,213)
Accumulated amortization, ending balance	(16,905)	(13,350)
Intangible assets subject to amortization, net	75,978	79,337
Total intangible assets, net	$78,660	$80,941

Note 6. Accrued Liabilities

The components of accrued liabilities were as follows:

	September 30,	December 31,
(in thousands)	2023	2022
Accrued interest	$2,390	$134
Compensation and related expenses	1,352	1,305
Accrued taxes	1,002	669
Accrued utilities	304	415
Accrued legal, professional and consulting fees	286	443
Construction in progress accruals	94	1,089
Purchase accrual	31	401
Other	440	545
Total accrued liabilities	$5,899	$5,001

Note 7. Income Taxes

We reported income tax expense for the three months and nine months ended September 30, 2023 of $0.5 million and $0.3 million, respectively, which resulted in effective income tax rates of negative 1.18% and negative 0.27%, respectively. We reported income tax benefits for the three and nine months ended September 30, 2022 of $0.2 million and $0.8 million, respectively, which resulted in effective income tax rates of 0.25% and 0.50%, respectively. Our effective tax rates differed from the federal statutory rate of 21% due to our valuation allowances against substantially all of our net deferred tax assets.

In assessing the realizability of deferred income tax assets, we consider whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods at which time those temporary differences become deductible.

In making valuation allowance determinations, we consider all available evidence, positive and negative, affecting specific deferred income tax assets, including the scheduled reversal of deferred income tax liabilities, projected future taxable income, the length of carry-back and carry-forward periods, and tax planning strategies in making this assessment. At September 30, 2023, we maintained a partial valuation allowance against our net deferred income tax assets due to the uncertainty surrounding realization of such assets.

Note 8. Leases

The following table sets forth the allocation of our operating lease costs.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Cost of revenue	$673	$626	$1,927	$1,880
Research and development	457	113	668	423
Selling, general and administrative	(179)	136	101	333
Total operating lease cost	$951	$875	$2,696	$2,636

We currently lease our facility in Winchester, Kentucky and certain facilities in Bainbridge, Georgia under an operating lease. As of December 31, 2022, the lease had a remaining term of 16 years. During the nine months ended September 30, 2023, we concluded that it is reasonably certain that we will exercise our four, five-year extension options under the lease, resulting in a twenty-year extension of the lease term. As a result, we remeasured the lease to include the extended lease term using an estimated incremental borrowing rate of 14.4%, which resulted in increases to our right-of-use asset and lease liability of $0.1 million each.

Note 9. Private Warrants

At September 30, 2023 and December 31, 2022, there were 3,914,525 outstanding warrants to purchase shares of our common stock at an exercise price of $11.50 per share, subject to adjustments, which were privately placed prior to the Business Combination (“Private Warrants”). The Private Warrants have been exercisable since May 7, 2021. On December 28, 2025, any then-outstanding Private Warrants will expire.

The Private Warrants meet the definition of derivative instruments and are reported as liabilities at their fair values at each period end, with changes in the fair value of the Private Warrants recorded as a non-cash loss or gain. A rollforward of the Private Warrants liability is below.

(in thousands)
Balance at December 31, 2022	$(212)
Loss on remeasurement of private warrants	(1,116)
Balance at March 31, 2023	(1,328)
Gain on remeasurement of private warrants	1,083
Balance on June 30, 2023	(245)
Gain on remeasurement of private warrants	132
Balance on September 30, 2023	$(113)

Note 10. Debt

The components of long-term debt were as follows:

	September 30,	December 31,
(in thousands)	2023	2022
3.25% Convertible Senior Notes	$240,000	$240,000
Senior Secured Term Loan	130,000	-
New Market Tax Credit Transactions	45,700	45,700
Subordinated Term Loan	-	10,205
Insurance Premium Finance Notes	1,066	1,828
Vehicle and Equipment Notes	352	366
Mortgage Notes	195	218
Total	$417,313	$298,317
Less: Total unamortized debt issuance costs	(37,442)	(9,947)
Less: Current maturities of long-term debt	(1,184)	(1,972)
Total long-term debt	$378,687	$286,398

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

Capped Calls

Also in December 2021, in connection with the Convertible Notes, we purchased capped calls (“Capped Calls”) with certain well-capitalized financial institutions for $35 million. The Capped Calls are call options that permit us, at our option, to require the counterparties to deliver to us shares of our common stock. We may also net-settle the Capped Calls and receive cash instead of shares. We have not exercised any of the Capped Calls at September 30, 2023, and the Capped Calls expire on April 12, 2027.

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

The Senior Secured Term Loan contains various customary covenants, which we do not expect to have a material impact on our liquidity or capital resources.

The Senior Secured Term Loan required us to maintain a minimum cash balance of $45 million pending the receipt of certain consents, which were received during the second quarter of 2023.

In connection with the Senior Secured Term Loan, we also issued warrants with a five-year maturity to the lender to purchase 1.5 million shares of our common stock at an exercise price of $7.50 per share. We determined the fair value of these warrants as of the closing date was $0.5 million using the Black-Scholes model, and included this amount in equity at September 30, 2023.

Subordinated Term Loan

In March 2019, we, through a subsidiary, entered into a subordinated credit agreement (“Subordinated Term Loan”) for $10 million in term loans.

During 2023, we paid $10.2 million of principal and accrued interest, which repaid the entire balance of the loan.

New Markets Tax Credit Transactions

We entered into financing arrangements under the New Markets Tax Credit (“NMTC”) program with various unrelated third-party financial institutions (individually and collectively referred to as “Investors”), which then invest in certain “Investment Funds”.

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

Insurance Premium Finance Notes

In December 2022 and June 2023, we entered into financing agreements related to the premiums under certain insurance policies. These financing agreements had one year initial terms, and we make monthly payments on these notes at interest rates of 6.74% and 8.24%, respectively.

Vehicle and Equipment Notes

We have fourteen vehicle and equipment notes outstanding at September 30, 2023, primarily relating to motor vehicles and warehouse equipment. We make monthly payments on these notes at interest rates ranging from 3.75% to 6.99%.

Mortgage Notes

We have two mortgage notes secured by residential property. We make monthly payments on these notes at interest rates of 6.50% and 5.25% with maturity dates in October 2023 and March 2025.

Cash Maturities

As of September 30, 2023, the future cash maturities of long-term debt are as follows:

(in thousands)	Amount
As of September 30, 2023
2023	$598
2024	623
2025	265
2026	261,087
2027	130,034
Thereafter	24,706
Total future maturities	$417,313

Note 11. Equity

Common Stock

The following table summarizes the common stock activity for the three and nine months ended September 30, 2023 and 2022, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Balance, beginning of period	101,938,376	101,114,861	101,804,454	100,687,820
Issuance of common stock	96,891	273,812	230,813	700,853
Balance, end of period	102,035,267	101,388,673	102,035,267	101,388,673

Preferred Stock

We are authorized to issue up to 10,000,000 shares of preferred stock, each with a par value of $0.0001 per share. As of September 30, 2023 and December 31, 2022, no shares of preferred stock were issued or outstanding.

Non-Plan Legacy Danimer Options

Prior to 2017, Legacy Danimer had issued 208,183 stock options that were not a part of either the 2016 Executive Plan or the 2016 Omnibus Plan. These options had a weighted average exercise price of $30 per share. On December 29, 2020, the then-remaining 30,493 of these options were converted to options to purchase 279,255 shares of our common stock with a weighted average exercise price of $3.28 per share. During 2021, 153,763 of these options were exercised. There were 125,492 of these options remaining outstanding at September 30, 2023 and December 31, 2022.

Equity Distribution Agreement

On September 7, 2022, we entered into an equity distribution agreement (“Equity Distribution Agreement”) with Citigroup Global Markets Inc. (“Manager”), under which we may issue and sell shares of our common stock “at the market” from time-to-time with an aggregate offering price of up to $100.0 million (collectively, “ATM Offering”). Under the Equity Distribution Agreement, the Manager may sell small volumes of our common stock at the prevailing market price, during such times and at such terms as we have predesignated. We have no obligation to sell any shares and may at any time suspend offers and sales that are part of the ATM Offering or terminate the Equity Distribution Agreement. During the year ended December 31, 2022, we issued 212,604 shares at an average price of $4.15 per share resulting in proceeds of $0.9 million. Additionally, we incurred issuance costs of $1.1 million, which were primarily one-time costs, but which also included less than $0.1 million in commissions to the Manager. As of September 30, 2023, $99.1 million remains available for distribution under the Equity Distribution Agreement.

Anti-dilutive Instruments

The following table summarizes the instruments excluded from the calculations of diluted shares outstanding because the effect of including them would have been anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Convertible debt	22,250,040	22,250,040	22,250,040	22,250,040
Employee stock options	11,900,448	11,877,355	11,900,448	11,877,355
Private Warrants	3,914,525	3,914,525	3,914,525	3,914,525
Restricted shares and RSUs	2,295,337	2,671,482	2,295,337	2,671,482
Senior Secured Term Loan Warrants	1,500,000	-	1,500,000	-
Performance shares	127,770	50,251	127,770	50,251
Legacy Danimer options	125,492	125,492	125,492	125,492
Total excluded instruments	42,113,612	40,889,145	42,113,612	40,889,145

Senior Secured Term Loan Warrants

On March 17, 2023, we issued warrants to purchase 1.5 million shares of our common stock for $7.50 per share in connection with the Senior Secured Term Loan. These warrants were accounted for as an equity arrangement and are included in additional paid-in-capital at September 30, 2023.

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

We defer certain contract fulfillment costs and amortize these costs to cost of revenue on a per-pound basis as we sell the related product or when the related contracts expire. During the three months ended September 30, 2023 and 2022, we expensed zero and $0.1 million, respectively. During the nine months ended September 30, 2023 and 2022, we expensed $1.1 million and $0.4 million, respectively. At September 30, 2023 and December 31, 2022, we had deferred aggregate contract fulfillment costs of $1.3 million and $3.2 million, respectively.

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

R&D contract assets, net were $4.0 million and $2.8 million at September 30, 2023 and December 31, 2022, respectively. Revenue recognized that was included in contract liabilities at the beginning of the period was not material for any period presented.

Disaggregated Revenues

Revenue by country is based on the location of the customer. The following table is a summary of revenue information by country.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
United States	$10,771	$9,103	$33,565	$31,324
Poland	77	-	233	-
Germany	6	-	1,349	2,694
Belgium	1	915	200	1,999
All other countries	93	430	392	1,877
Total revenues	$10,948	$10,448	$35,739	$37,894

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

On September 30, 2023 and December 31, 2022, 1,391,425 shares and 1,657,240 shares, respectively, of our common stock remained authorized for issuance with respect to awards under the 2020 Incentive Plan.

The 2020 ESPP provides for the sale of our common stock to our employees through payroll withholding at a discount of 15% from the lower of the closing price of our common stock on the first or last day of each biannual offering period. Up to 2,571,737 shares of our common stock were authorized to be issued under this plan. We have issued 182,037 shares during the nine months ended September 30, 2023 and 2,306,519 shares remain in the pool.

These share pool limits are subject to adjustment in the event of a stock split, stock dividend or other changes in our capitalization.

The following table sets forth the allocation of our stock-based compensation expense.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Cost of revenue	$2	$22	$6	$60
Selling, general and administrative	12,493	12,437	37,643	37,010
Research and development	1,829	1,846	5,284	5,480
Total stock-based compensation	$14,324	$14,305	$42,933	$42,550

Service-based Restricted Stock and RSUs

The following table summarizes our service-based restricted stock and RSU activity by quarter.

	Number of Shares	Weighted Average Grant-Date Fair Value
Balance, December 31, 2022	691,448	$28.51
Granted	6,250	$2.62
Vested	(73,023)	$5.86
Balance, March 31, 2023	624,675	$37.09
Granted	152,822	$3.01
Balance, June 30, 2023	777,497	$25.41
Balance, September 30, 2023	777,497	$25.41

We recognize the compensation expense for these shares on a straight-line basis from the grant date through the relevant vesting dates, which range from one to three years. We recognized expenses of $4.9 million related to these awards during each of the three months ended September 30, 2023 and 2022 and $14.1 million and $14.4 million during the nine months ended September 30, 2023 and 2022, respectively.

Market-based Restricted Stock

During 2021, we granted 1,517,840 shares of restricted stock for which the restrictions lapse on successive thirds of the award on the first date the volume-weighted average price per share of our common stock equals or exceeds $24.20 for any 20 trading dates within 30-day trading periods beginning on December 29, 2021, 2022, and 2023, respectively. We recognize the compensation expense for these shares on a straight-line basis from the grant date through January 2024. We recognized expenses of $4.6 million and $4.7 million during the three months ended September 30, 2023 and 2022, respectively, and $13.9 million during each of the nine months ended September 30, 2023 and 2022. As of September 30, 2023, all of these shares remained outstanding.

Performance-based Restricted Stock

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
•
40% of the shares are subject to a Neat PHA production capacity metric based on a third-party assessment at December 31, 2023, 50% of the shares vest if capacity is 75 million pounds, 100% vest if capacity is 90 million pounds or higher, with prorated vesting between 75 million pounds and 90 million pounds.

In addition to these performance conditions, vesting of certain of these shares are also subject to having sufficient capacity in the 2020 Incentive Plan, which may not have enough shares remaining to fulfill these awards. In the event registered shares are unavailable, 920,641 of the 1,048,411 outstanding performance shares must be settled in cash as calculated using the price of our common stock on the vesting date. Due to this cash settlement feature, certain performance shares are accounted for as a liability. At September 30, 2023, the balance of this liability was $0.6 million. These performance shares are marked to market using the price of our common stock with a life-to-date adjustment. Other than this mark to market effect, expense is recognized on a straight-line basis between the dates of grant and the vesting dates, which we anticipate will be in February 2024, March 2025 and February 2026, respectively. We are currently assuming 100% attainment of our 2024 and 2025 metrics and 0% attainment of our 2023 metrics. As a result, we have reversed all expense associated with the July 23, 2021 award. During the three months and nine months ended September 30, 2023, we recognized selling, general and administrative expenses of $0.1 million and $0.5 million, respectively, related to these performance shares. All of these performance shares remained outstanding at September 30, 2023.

Stock Options

A summary of stock option activity under our equity plans for the three and nine months ended September 30, 2023 follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance, December 31, 2022	11,844,644	$14.23	6.71	$-
Granted	204,254	$2.58
Forfeited	(4,667)
Balance, March 31, 2023	12,044,231	$14.04	6.48	$852,617
Forfeited	(93,633)
Balance, June 30, 2023	11,950,598	$14.02	6.22	$-
Forfeited	(50,150)
Balance, September 30, 2023	11,900,448	$14.02	5.96	$-
Exercisable	5,217,843	$5.00	4.08	$-
Vested and expected to vest	11,900,448	$14.02	5.96	$-

The aggregate intrinsic values are calculated as the difference between the exercise price of the indicated stock options and the fair value of our common stock on each applicable balance sheet date.

In addition to the stock options granted under our equity plans, during the quarters ended March 31, 2023 and 2022, we granted 1,050,000 and 972,222 stock options, respectively, that contained a cash-settlement feature if adequate shares were not available to settle the award by the vesting dates. For the nine months ended September 30, 2023, we recognized expense of $0.4 million and maintained a long-term liability of $0.5 million related to these stock options.

There were no options granted during the three month period ended September 30, 2023 and 146,666 options granted in the three month period ended September 30, 2022. The weighted average grant-date fair values of options granted during the three month period ended September 30, 2022, was $1.97.

As of September 30, 2023, there was $17.8 million of unrecognized compensation cost related to unvested stock options and restricted shares granted under the 2020 Incentive Plan. That cost is expected to be recognized over a weighted-average period of 1.5 years.

Note 14. Commitments and Contingencies

Commitments

In connection with our 2007 acquisition of certain intellectual property, we agreed to pay royalties to Procter & Gamble upon production and sale of PHA. The royalty was $0.05 per pound for the first 500 million pounds of PHA sold and decreased to $0.025 per pound for cumulative sales in excess of that amount until the underlying patents expire. In 2023, we terminated this royalty agreement. We retained all intellectual property associated with the agreement but forfeited related prepaid royalties, which resulted in a loss of $0.5 million in the nine months ended September 30, 2023.

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

On January 19, 2022, a Consolidated Amended Class Action Complaint (“Amended Complaint”) was filed in the Eastern District of New York, naming as defendants the Company, its directors and certain of its officers as well as certain former directors (collectively, “Defendants”). The Amended Complaint is brought on behalf of a class consisting of (i) purchasers of shares of the Company during the Class Period, (ii) all holders of the Company’s Class A common stock entitled to vote on the merger transaction between the Company and Meredian Holdings Group, Inc. consummated on December 28, 2020 and (iii) purchasers of Company securities pursuant to the Company’s Registration Statement on Form S-4 that was declared effective on December 16, 2020 or the Company’s Registration Statement on Form S-1 that was declared effective on February 16, 2021. The Amended Complaint asserts claims for violations of Sections 10(b), 14(a) and 20(a) of the Exchange Act and Rules 10(b)-5(a)-(c) promulgated thereunder and Sections 11, 12 and 15 of the Securities Act of 1933, as amended (the “Securities Act”). Plaintiffs seek the following remedies: (a) a determination that the lawsuit is a proper class action pursuant to Rule 23 of the Federal Rules of Civil Procedure and certifying Plaintiffs as class representative, (b) awarding compensatory and punitive damages allegedly sustained by the class members by reason of the acts set forth in the Amended Complaint and (c) awarding pre-judgment and post-judgment interest and costs and expenses, including reasonable attorneys’ fees, experts’ fees and other costs. On September 30, 2023, the court issued an Order granting Defendant’s motion to dismiss in full, dismissing Plaintiffs’ claims with prejudice, and denying Plaintiffs’ request for leave to amend. On October 27, 2023, the Plaintiffs filed a notice of appeal.

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

Since we are unable to estimate the likelihood of incurring a loss, or the amount of loss, if any, related to these matters, we have not accrued any losses for these matters at September 30, 2023.

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Report”) of Danimer Scientific, Inc. contains “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Except where the context otherwise requires or where otherwise indicated, the terms the “Company”, “Danimer”, “we”, “us”, and “our” refer to the consolidated business of Danimer Scientific, Inc. and its consolidated subsidiaries. All statements in this Report, other than statements of historical fact, are forward-looking statements. These forward-looking statements are based on management’s current expectations, assumptions, hopes, beliefs, intentions, and strategies regarding future events and are based on currently available information as to the outcome and timing of future events. Forward-looking statements may contain words such as “believe”, “may”, “will”, “estimate”, “continue”, “anticipate”, “intend”, “expect”, “should”, “would”, “could”, “plan”, “predict”, “potential”, “seem”, “seek”, “future”, “outlook”, the negative of such terms and other similar expressions, which are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. We caution that these forward-looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond our control, incident to our business.

Because forward‑looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. These forward-looking statements are based on information available as of the date of this Report (or, in the case of forward-looking statements incorporated herein by reference, if any, as of the date of the applicable filed document), and any accompanying supplement, current expectations, and forecasts and assumptions involve a number of risks and uncertainties. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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

Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in this Report, specifically the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Other risks and uncertainties are and will be disclosed in our prior and future SEC filings. The following information should be read in conjunction with the Condensed Consolidated Financial Statements and related notes appearing in Part I. Item 1. of this Report.

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

In December 2018, we acquired a fermentation facility in Winchester, Kentucky (“Kentucky Facility”) for production of PHA on a commercial scale. We embarked on a two-phase commissioning strategy for the Kentucky Facility, which expanded the capacity of the plant by 45 million pounds to a total plant capacity up to 65 million pounds of finished product, which includes other blended inputs, per year. The capacity expansion was completed in 2022.

In November 2021, we broke ground on the construction of a PHA plant in Bainbridge, Georgia (“Greenfield Facility”). Through September 30, 2023, we have invested $187.1 million in the Greenfield Facility, excluding capitalized interest and internal labor. Our engineering cost estimate for the Greenfield Facility ranges from $515 million to $665 million and we have designed it to have an annual production capacity of approximately 125 million pounds of finished product. However, the above range does not account for the impact of inflation on our construction costs arising since the completion of our engineering cost estimate in December 2022. We have suspended construction of the Greenfield Facility and completion of the facility is contingent upon receiving additional financing.

We anticipate spending between $140 million to $220 million on a commercial Rinnovo plant. The noted range does not account for the impact of inflation on our construction costs arising since the completion of our engineering cost estimate in December 2022. Once a commercial Rinnovo plant is completed and after making some additional investments in extrusion capacity, the Danimer network is expected to have production capacity of approximately 330 million pounds of PHA-based finished product with approximately 60 million pounds of Rinnovo remaining to sell on a standalone basis or in formulations that do not include Nodax.

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

In addition to producing our own products, we also toll manufacture for customers that need our unique extruder or reactor setups for new or scale-up production. Our specialty tolling services primarily involve processing customer-owned raw materials to assist them in addressing their extrusion capacity constraints or manufacturing challenges.

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

Factors Impacting Our Expenses

Costs of revenue

Cost of revenue is comprised of costs of goods sold and direct costs associated with research and development service projects. Costs of goods sold consists of raw materials and ingredients, labor costs including stock-based compensation, related production overhead, rent, utilities and depreciation costs. Costs associated with research and development service contracts include labor costs, related overhead costs, rent, depreciation, amortization, and outside consulting and testing fees incurred in direct relation to specific service contracts. Our current PHA production volume at the Kentucky Facility is significantly less than our overall design capacity leading to an elevated per-unit fixed-cost absorption We anticipate that our per-unit fixed-cost absorption will improve as rent, depreciation and other fixed costs become a smaller portion of our overall cost of revenue when PHA production output increases.

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

Current Developments

During the third quarter, we made further inroads in our mission to create biodegradable consumer packaging and other products which address the global plastics waste crisis by:

•
commercializing Nodax-based home compostable retail packaging for produce now available in regional grocery stores and supercenters.
•
partnering with several of our converters to provide resin during the second half of 2024 for Nodax-based cutlery for a large quick service restaurant program.
•
making additional progress in negotiating development and supply agreements with our blue-chip customers.

Russia & Ukraine Conflict

With respect to the war in Ukraine, our business and operational environment is impacted by, among other things, responsive governmental actions including sanctions imposed by the U.S. and other governments and demand fluctuations which have directly impacted one of our key customers.

While we do not have operations in either Russia or Ukraine, we have experienced supply chain challenges and increased logistics and raw material costs which we believe may be due in part to the negative impact on the global economy from the ongoing war in Ukraine, including but not limited to canola oil, which our PHA production currently uses as a feedstock. Prior to the Russian invasion, Ukraine was a significant producer of canola oil. We had not and do not source canola oil from Ukraine and we have placed long term canola oil orders to reduce our exposure to shortages or inflation.

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

Condensed Consolidated Results of Operations for the Three Months Ended September 30, 2023 and 2022:

	Three Months Ended September 30,
(in thousands)	2023	2022	Change
Revenue:
Products	$10,454	$9,099	$1,355
Services	494	1,349	(855)
Total revenue	10,948	10,448	500
Cost of revenue	18,685	14,503	4,182
Gross profit	(7,737)	(4,055)	(3,682)
Gross profit percentage	-70.7%	-38.8%
Operating expense:
Selling, general and administrative	16,555	19,413	(2,858)
Research and development	6,883	7,947	(1,064)
Loss on sale of assets	64	-	64
Impairment of long-lived assets	-	63,491	(63,491)
Total operating expenses	23,502	90,851	(67,349)
Loss from operations	(31,239)	(94,906)	63,667
Nonoperating income (expense):
Gain on remeasurement of private warrants	132	1,607	(1,475)
Interest, net	(8,584)	(553)	(8,031)
Loss on loan extinguishment	-	(1,500)	1,500
Other, net	-	240	(240)
Total nonoperating income (expense):	(8,452)	(206)	(8,246)
Loss before income taxes	(39,691)	(95,112)	55,421
Income taxes	(468)	236	(704)
Net loss	$(40,159)	$(94,876)	$54,717

Revenue

Current quarter product revenue increased as compared to the prior year quarter due to an 11.4% increase in volume, which more than offset a 4.8% decrease in our weighted average selling price. In the third quarter of 2023, PHA-based products represented 78% of total revenue as compared to 51% of total revenue during the same period in the prior year. PHA-based product sales increased $3.1 million primarily driven by a 43.3% increase in volume as well as a 1.8% increase in weighted average selling price. PLA-based product sales decreased by $1.8 million which was a result of reduced demand driven by the conflict in Ukraine which has impacted our customer base.

The decrease in service revenue relates primarily to the completion of our portion of several R&D contracts.

During the current quarter, we had two customers that each individually accounted for at least 10% of revenue and collectively represented 64% of total revenue as compared to the prior year quarter which had three such customers that collectively accounted for 58% of total revenue.

Cost of revenue and gross profit

Cost of revenue increased $4.2 million for the current quarter as compared with the prior year quarter. This is primarily driven by an increase of $2.5 million in depreciation, $1.1 million in raw materials costs due to product mix and other fixed cost increases.

The decline in gross profit percentage was primarily due to the overall increase in the fixed cost portion of our cost of goods sold.

Operating expenses

The quarter over quarter improvement in selling, general and administrative expense relates primarily to reductions in property insurance expense, legal expense and consulting expenses of $1.6 million. Additionally, we recorded a benefit of $0.5 million in the current quarter from reductions in our allowance for doubtful accounts driven by improved collections, as opposed to bad debt expense of $0.4 million in the prior year quarter. Current period research and development expense included a benefit of $0.8 million in compensation and benefits due in part to receiving a payroll tax refund and a $0.3 million decrease in legal and consulting expenses. The overall cost decreases in both selling, general and administrative expenses and research and development expenses reflect our efforts to reduce expenditures company-wide.

Impairment of long-lived assets

The impairment of long-lived assets in the prior year period related to the goodwill impairment loss caused by a sustained decline in our market capitalization level below our book equity value and other macroeconomic factors noted in the prior year period.

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

Interest expense, net

The increase in interest expense, net primarily represents interest expense under our Senior Secured Term Loan and a reduction of capitalized interest in the current quarter due to the completion of Phase II of our Kentucky Facility and the suspension of the Greenfield Facility project.

Income taxes

Our effective tax rates differed from the federal statutory rate of 21% due to our valuation allowances against substantially all of our net deferred income tax assets.

Net loss

The decrease in net loss in the current quarter compared with the prior year quarter was primarily attributable to the impairment of long-lived assets that occurred in the prior year quarter and decreases in other operating expenses, partially offset by increased interest expense and decreased gross profit compared to the prior year quarter, as discussed in the sections above.

Condensed Consolidated Results of Operations for the Nine Months Ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
(in thousands)	2023	2022	Change
Revenue:
Products	$33,724	$33,890	$(166)
Services	2,015	4,004	(1,989)
Total revenue	35,739	37,894	(2,155)
Cost of revenue	56,327	45,606	10,721
Gross profit	(20,588)	(7,712)	(12,876)
Gross profit percentage	-57.6%	-20.4%
Operating expense:
Selling, general and administrative	52,098	62,042	(9,944)
Research and development	21,667	24,469	(2,802)
Loss on sale of assets	234	1	233
Impairment of long-lived assets	-	63,491	(63,491)
Total operating expenses	73,999	150,003	(76,004)
Loss from operations	(94,587)	(157,715)	63,128
Nonoperating income (expense):
Gain on remeasurement of private warrants	99	8,614	(8,515)
Interest, net	(21,132)	(2,197)	(18,935)
Loss on loan extinguishment	(102)	(1,500)	1,398
Other, net	-	324	(324)
Total nonoperating income (expense):	(21,135)	5,241	(26,376)
Loss before income taxes	(115,722)	(152,474)	36,752
Income taxes	(317)	767	(1,084)
Net loss	$(116,039)	$(151,707)	$35,668

Revenue

Revenues during the current nine month period decreased as compared to the prior year nine month period due to a 2.8% decrease in pounds sold that was partially offset by a 0.8% increase in our weighted average selling price. For the first nine months of 2023, PHA-based products represented 61% of total revenue as compared to 54% of total revenue during the same period in the prior year. PHA-based product sales increased $1.3 million due to higher volumes and increased weighted average selling price as compared to the prior year period. PLA-based product sales decreased $1.2 million primarily driven by a 9.4% decrease in pounds sold as compared to the prior year period, due to the on-going conflict in Ukraine.

The decrease in service revenue relates primarily to the completion of our portion of several R&D contracts.

During the current nine month period, we had three customers that each accounted for at least 10% of revenue and collectively represented 65% of total revenue. In the prior year nine month period, we had three such customers that collectively represented 51% of total revenue.

Cost of revenue and gross profit

Cost of revenue increased 24% for the current nine month period as compared with the prior year nine month period. This is largely driven by an increase of fixed costs, including $8.1 million in depreciation, $1.7 million related to property taxes and insurance and $0.6 million in utilities as compared to prior year due to the completion of the Kentucky Facility later in the prior year.

The decline in gross profit percentage was primarily due to the overall increase in the fixed cost portion of our cost of goods sold. We anticipate that our per-unit fixed-cost absorption will improve as rent, depreciation and other fixed costs become a smaller portion of our overall cost of revenue when PHA production output increases.

Operating expenses

The period-over-period improvement in selling, general and administrative expense relates primarily to reductions in legal costs of $2.9 million, property and other insurance expense of $2.1 million and consulting expenses of $1.7 million. Additionally, we recorded a benefit of $1.5 million in the current nine month period from reversals in our allowance for doubtful accounts, as opposed to expense of $1.2 million in the prior year period, which reflects improvements in our past due accounts receivable. Research and development expense included decreases of $1.3 million in legal costs, $0.7 million in consulting expense, $0.5 million in administrative costs and $0.5 million in compensation and benefits partially related to receiving a payroll tax refund. The overall cost decreases in both selling, general and administrative expenses and research and development expenses reflect our efforts to reduce expenditures company-wide.

Impairment of long-lived assets

The impairment of long-lived assets primarily relates to the goodwill impairment loss recorded during the prior year period due to the continuation of a sustained decline in our market capitalization level below our book equity value and other macroeconomic factors noted in the prior year period.

Gain on remeasurement of private warrants

The current period remeasurement gain on our Private Warrants represents a decrease in the fair value of each of the 3.9 million outstanding Private Warrants due primarily to increases in interest rates as well as a decrease in the remaining life of the Private Warrants sustained during the period. The prior year remeasurement gain was due to the common stock price decrease during that period.

Interest expense, net

The increase in interest expense, net as compared to the prior year nine month period represents interest expense under our Senior Secured Term Loan beginning in March 2023 and a reduction of capitalized interest in the current year period associated with the completion of Phase II of our Kentucky Facility and with the suspension of construction of the Greenfield Facility.

Income taxes

Our effective tax rates differed from the federal statutory rate of 21% due to our valuation allowances against substantially all of our net deferred income tax assets.

Net loss

The decrease in net loss in the current nine month period compared with the prior year period was primarily attributable to prior period impairments, increased interest expense and increased fixed costs of revenue.

Liquidity and Capital Resources

Our primary sources of liquidity are equity issuances and debt financings. As of September 30, 2023, we had $77.4 million in cash and cash equivalents and working capital of $112.3 million. While we believe we have developed the capabilities to generate revenue that will eventually be sufficient to cover our ongoing operating costs, we are currently experiencing a period of low sales volume. We believe we have adequate liquidity to fund our operations for the next twelve months.

We broke ground on our Greenfield Facility construction ahead of schedule in November 2021 and started placing orders for long-lead time equipment items to mitigate the impacts of ongoing inflation and delivery delays caused by global supply chain challenges related to the pandemic and other matters. Our engineering cost estimate for the Greenfield Facility ranges from $515 million to $665 million. As of September 30, 2023, we have invested $187.1 million of capital, excluding capitalized interest and internal labor, for the Greenfield Facility. The above range does not include any updates related to the impact of inflation on our construction costs since our 2022 engineering cost estimate. We have currently suspended construction of the Greenfield Facility and completion of the facility is contingent upon receiving additional financing.

As of September 30, 2023, our most significant borrowing facilities are our 3.250% Convertible Senior Notes and our Senior Secured Term Loan described below.

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

Capped Calls

Also in December 2021, in connection with the Convertible Notes, we purchased capped calls (“Capped Calls”) with certain well-capitalized financial institutions for $35 million. The Capped Calls are call options that permit us, at our option, to require the counterparties to deliver to us shares of our common stock. We may also net-settle the Capped Calls and receive cash instead of shares. We have not exercised any of the Capped Calls at September 30, 2023, and the Capped Calls expire on April 12, 2027.

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

The Senior Secured Term Loan contains various customary covenants that we do not expect to have a material impact on our liquidity or capital resources.

In connection with the Senior Secured Term Loan, we issued warrants with a five-year maturity to the lender to purchase 1.5 million shares of our common stock at an exercise price of $7.50 per share. We determined the fair value of these warrants as of the closing date was $0.5 million using the Black-Scholes model and included this amount in equity at September 30, 2023.

Cash Flows for the Nine Months Ended September 30, 2023 and 2022:

The following table summarizes our cash flows from operating, investing and financing activities:

	Nine Months Ended September 30,
(in thousands)	2023	2022
Net cash used in operating activities	$(31,331)	$(57,582)
Net cash used in investing activities	$(25,704)	$(151,628)
Net cash provided by financing activities	$84,488	$23,032

Cash flows from operating activities

Net cash used in operating activities was $31.3 million during the nine month period and was $57.6 million during the comparable period for 2022. The period-to-period change was primarily attributable to changes in working capital, specifically accounts receivable and inventories.

Cash flows from investing activities

For the nine month period, we used $25.7 million for the purchase of property, plant and equipment as compared to the $133.6 million for such purchases in the prior year period. During 2023, we took receipt of previously ordered materials that related to investments at our Greenfield Facility and continued construction of our Rinnovo pilot plant in Rochester, New York. During 2022, we continued construction of the Greenfield Facility and Phase II of our expansion of our Kentucky Facility.

Cash flows from financing activities

For the nine months ended September 30, 2023, net cash provided by financing activities of $84.5 million consisted primarily of:

•
Proceeds from our Senior Secured Term Loan of $130.0 million, less issuance costs of $33.3 million; net of
•
Repayments of debt of $12.4 million, including all of our previously existing $10.2 million Subordinated Term Loan.

For the nine months ended September 30, 2022, net cash provided by financing activities of $23.0 million consisted primarily of:

•
Proceeds from long-term debt of $24.7 million;
•
Proceeds from the exercise of stock options and ESPP units of $0.7 million; net of
•
Repayments of debt and issuance costs of $2.4 million.

Off-balance Sheet Arrangements

At September 30, 2023, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various market risks, including potential losses arising from adverse changes in market prices and rates, such as various commodity prices. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

Additionally, we may experience inflation and deflation related to our purchase of certain commodity products. There have been no material changes to our exposure to market risks, including the types of instruments we use to manage our exposure to such risks, from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three month period ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Refer to the information provided in Note 14 to the Notes to the Condensed Consolidated Financial Statements presented in Part I. Item 1. of this Report.

Item 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

None.

Item 6. EXHIBITS

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

* Filed with this quarterly report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Danimer Scientific, Inc.

Date: November 14, 2023	By:	/s/ Stephen E. Croskrey
Stephen E. Croskrey
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2023	By:	/s/ Michael A. Hajost
Michael A. Hajost
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)