Form 10-K
period 2023-12-31
Danimer Scientific, Inc.
filed 2024-03-29
CIK 1779020

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $243 million based on the closing sales price of $2.38 as reported on The New York Stock Exchange on June 30, 2023.

At March 29, 2024, there were 114,240,921 outstanding shares of the registrant’s $0.0001 par value Class A Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE: None.

Danimer Scientific, Inc.

Consolidated Balance Sheets

Danimer Scientific, Inc.

Consolidated Balance Sheets

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”) of Danimer Scientific, Inc. contains "forward-looking statements" within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Except where the context otherwise requires or where otherwise indicated, the terms the “Company”, “Danimer”, “we”, “us”, and “our” refer to the consolidated business of Danimer Scientific, Inc. and its consolidated subsidiaries. All statements in this Report, other than statements of historical fact, are forward-looking statements. These forward-looking statements are based on management’s current expectations, assumptions, hopes, beliefs, intentions, and strategies regarding future events and are based on currently available information as to the outcome and timing of future events. Forward-looking statements may contain words such as “believe”, “may”, “will”, “estimate”, “continue”, “anticipate”, “intend”, “expect”, “should”, “would”, “could”, “plan”, “predict”, “potential”, “seem” “seek”, “future”, “outlook”, or the negative of such terms and other similar expressions, which are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. The Company cautions that these forward-looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond the control of the Company, incident to its business.

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
•
the effect of pandemics, such as the COVID-19 pandemic, on our business;
•
our ability to execute our business model, including, among other things, market acceptance of our planned products and services and construction delays in connection with the expansion of our facilities;
•
our ability to raise capital;
•
the ongoing conflicts in Ukraine and the Middle East;
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

We believe we are a leader in the bioplastics industry as evidenced by:

•
Our over 19-year corporate history;
•
Our combined portfolio of over 480 issued patents and numerous additional pending patent applications in countries around the world that we believe are strategic to our business and cover a range of manufacturing processes and biopolymer formulations;
•
Our collaboration, development and supply agreements with some of the largest consumer packaged goods companies; and
•
Numerous awards won, including PLASTICS Industry Association’s 2018 and 2020 Innovation in Bioplastics award.

Our Technologies

PHA-based Resins: Polyhydroxyalkanoate (“PHA”) is a naturally occurring bioplastic that effectively biodegrades in both anaerobic environments, such as a waste treatment facility, and aerobic environments, such as industrial compost, home compost, soil, fresh water or seawater. PHA will degrade in any environment in which microbes or fungi are present, without the presence of additional heat or moisture. This ease of degradation, as compared with industrial composting facilities, creates numerous options for companies that use plastics as part of their business.

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

PLA-based Resins: Polylactic acid (“PLA”) is made from dextrose derived from corn, sugar beets and sugar cane, among other sources. It is “industrially compostable” as per ASTM D6400 standards, which require a plastic to aerobically compost in a municipal industrial facility within 180 days. PLA requires additional heat and moisture to begin degrading by hydrolysis, which is why it is certified for industrial composting only.

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

Business Strategy

Our goal is to build a commercially successful bioplastic manufacturing business, with attractive margins, based on the unique properties of our PHA and PLA biopolymers and our application development expertise. To achieve this goal, we are developing and commercializing biopolymers in a range of applications, including films, straws, cutlery and containers. We believe this will provide an attractive base of commercial opportunities for Danimer, creating value for our business and our customers and generating leading intellectual property positions in the field.

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

PHA-based Resins: We sell Nodax-based resins for use in a wide variety of plastic applications including films, straws, cutlery and food containers. They are 100% bio-based and renewably sourced.

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

In 2023, we had three customers that each individually accounted for more than 10% of revenue and collectively represented 65% of total revenue. In 2022, we had two customers that each individually accounted for more than 10% of revenue and collectively represented 40% of total revenue.

PHA Products: We have successfully executed multiple contracts for the development and production of Nodax-based resins. Some of our current customers and their product applications using PHA-based resins are below:

•
PepsiCo — We are party to a joint development agreement with PepsiCo, Inc. that provides for development of our biodegradable film resins to meet the packaging requirements of PepsiCo’s global food and beverage business, including compostable films to be used in Frito Lay chip bags.
•
Mars Wrigley — We and Mars, Incorporated (“Mars Wrigley”) are party to an extensive R&D contract to work on films for product packaging applications. We understand that Mars Wrigley expects to launch a home-compostable packaging for their Skittles brand in 2024.
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
•
WinCup — In September 2019, WinCup Plastics, Inc., a leading manufacturer of disposable foodservice to-go-ware, announced the launching of phade®, a new line of straws, stirrers and cups made from Nodax-based resins. Wincup continues to purchase our PHA resin for its phade® brand of products.
•
UrthPact — Urthpact, LLC, a long-time customer, purchases our Nodax-based resins for straws and industrially compostable resins for use in single serve coffee pods, with plans to transition the coffee pods to Nodax-based home compostable resin.
•
Eagle Beverage and Accessory Products (“Eagle Beverage”) — Eagle Beverage, a leading manufacturer of drinking straws, purchases our Nodax-based resins for use in making straws that they sell to their customers, which include large brands within the food and beverage industry.

•
Columbia Packaging Group (“CPG”) — In November 2019, CPG, a large producer of flexible films signed a supply agreement for the purchase of our PHA film resins and later expanded their purchases to include our PHA-based straw resins.

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

The terms of such patents are set to expire at various times between 2024 and 2042, and any patents resulting from such pending patent applications are expected to have a duration that will expire between 2036 and 2043. Our technology is also protected by maintaining trade secret and know-how status for key technology. In addition, non-disclosure agreements with customers and research partners help to keep our technology proprietary.

We purchased the intellectual property portfolio that formed the basis of our original PHA technology platform from The Procter & Gamble Company (“P&G”). After a global offering of the technology to competent entities, P&G determined that our expertise and demonstrated success offered the highest probability of successful commercialization. P&G retained a royalty interest equal to $0.05 per pound of PHA produced up to 500,000,000 pounds and $0.025 per pound over 500,000,000 pounds. The royalty agreement was terminated in 2023; however, we retained all intellectual property associated with the agreement.

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

Human Capital

As of December 31, 2023, we had 257 total employees located in the United States and Europe. None of our employees are subject to a collective bargaining agreement, and we believe we have a good relationship with our employees.

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

We have recorded a loss for fiscal year 2023 and our future profitability is uncertain. At December 31, 2023, our accumulated deficit was $454.1 million. Since our inception, we have been engaged primarily in research and development and early-stage commercial activities. Because we have a limited history of commercial operations and operate in a rapidly evolving industry, we cannot be certain that we will generate sufficient revenue to operate our business and become profitable.

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

We have entered into certain agreements with customers that grant the exclusive right to purchase certain products from us and, in some cases, in certain fields and/or territories. For example, certain clam-shell food cases made with plastic we produce can only be sold to a single customer, certain stirrers and straw products can only be sold to certain end-users, and one customer has an exclusive right on bottles containing certain alcohol products. These exclusivity arrangements will be expiring between 2024 and 2027. These agreements could prevent us from selling products to certain prospective customers or entering certain markets, which could have a material and adverse impact on our potential revenues and our ability more generally to expand our customer base and product lines.

Our business depends on a small group of key customers for a significant portion of our sales.

A few significant customers have in the past, and may in the future, account for a significant portion of our revenues in any one year or over a period of several consecutive years. For example, in 2023, we had three customers that individually accounted for more than 10% of our revenue and collectively accounted for more than 65% of our revenue, whereas, in 2022, we had two customers that individually accounted for more than 10% of our revenue and collectively accounted for 40% of our revenue. The loss of one or more of our significant customers, a substantial reduction in their orders, their inability to perform under their contracts, and/or a significant deterioration in their financial condition could have a material adverse effect on our business, results of operations, and financial condition.

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

In November 2021, we broke ground on our Greenfield Facility located in Bainbridge, Georgia. We have designed this plant to have the capacity to produce 62.5 million pounds of neat PHA to be blended with other purchased raw materials. The Greenfield Facility has an engineering cost estimate ranging from $515 million to $665 million, which was most recently updated in December 2022 and does not consider any effect of inflation. Through December 31, 2023, we have invested $187.4 million in the Greenfield Facility, excluding capitalized interest and internal labor. We have suspended construction of the Greenfield Facility and completion of the facility is contingent upon receiving additional financing. In the event we do not obtain additional financing, we may be unable to successfully complete the Greenfield Facility, which could have a material and adverse impact on that investment.

We may not be able to identify and build a commercial Rinnovo facility.

On August 11, 2021, we acquired Novomer, Inc., incorporated into our business as Danimer Catalytic Technologies. Danimer Catalytic Technologies has proprietary technology to produce p(3HP), which is a type of PHA and is branded as Rinnovo. We plan to construct a commercial Rinnovo plant and, at scale, we anticipate the proposed Rinnovo facility could produce approximately 168 million pounds of p(3HP). We believe we can blend Rinnovo with Nodax and other raw materials to further increase the number of finished pounds of product we can produce. We currently anticipate spending between $140 million and $220 million on the Rinnovo facility. The noted range does not account for the impact of inflation on our construction costs arising since the completion of our engineering cost estimate in the second quarter of 2022. There can be no assurances, however, that we will be able to identify an acceptable site, construct the facility, incorporate Rinnovo into Nodax-based formulations or raise the financing needed to construct the Rinnovo facility.

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

If we are not able to obtain patent coverage or defend the patent protection for our technologies, then we will not be able to exclude competitors from developing or marketing competing technologies, and we may not generate enough revenues from product sales to justify the cost of development of our technologies and to achieve or maintain profitability. The patents currently in the portfolio have expiration dates ranging from 2024 to 2039 and any patents resulting from pending patent applications are expected to have a duration that will expire between 2034 and 2044.

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

As of December 31, 2023, we had $382.8 million of consolidated debt. Our indebtedness could have significant negative consequences for our business, results of operations and financial condition, including that it may:

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

We have entered into several arrangements under the NMTC program with various third-party financial institutions (“NMTC Investors”) to help fund various phases of plant expansions at our Bainbridge, Georgia, and Winchester, Kentucky locations. In connection with the NMTC transactions, we received proceeds that were restricted for use on approved capital expenditures and working capital needs at specific subsidiaries. The NMTCs are subject to 100% recapture of the tax credit for a period of seven years as provided in the Code. We are required to comply with various regulations and contractual provisions that apply to the NMTC arrangements. We have agreed to indemnify the NMTC Investors for any loss or recapture of the NMTCs until such time as our obligation to deliver tax benefits is relieved. The maximum potential amount of future payments under this indemnification could be up to the face amount of the related debt, net of certain leverage loans receivable in connection with the NMTC transactions, which amount totaled $31.4 million as of December 31, 2023. Our obligation to deliver tax benefits will be relieved in various stages from April 2026 through November 2029. Non-compliance with applicable requirements could result in projected tax benefits not being realized by an investor and our being required to indemnify such investor, which could have a material adverse effect on our financial position, results of operations or liquidity.

Our ability to use net operating losses to offset future taxable income will be subject to certain limitations as a result of the business combination, private placement and past transactions.

Certain of our deferred tax assets relate to federal and state net operating losses and credits. As of December 31, 2023 and 2022, we had available federal net operating loss carryforwards of $307 million and $226 million, respectively. We had state net operating loss carryforwards as of December 31, 2023 and 2022 of $250 million and $223 million, respectively. A portion of these net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities. In addition, in general, under Section 382 of the Code, a corporation that undergoes an “ownership change” is subject to limitations on our ability to utilize our pre-change net operating losses (“NOLs”) to offset future taxable income or taxes. For these purposes, an ownership change generally occurs where the aggregate stock ownership of one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a specified testing period. A portion of our existing NOLs is subject to limitations arising from previous ownership changes in 2014. In addition, we believe the Business Combination and the related private placement of our Class A common stock that we completed in connection therewith constitutes an ownership change under Section 382 of the Code. Our NOLs may also be impaired under state law. A portion of our existing NOLs attributable to Legacy Danimer and its subsidiaries is also subject to the so called separate-return-limitation-year (“SRLY”) rules that may apply to consolidated tax groups.

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

Our business, operations and markets, and those of our suppliers, business partners and customers, may be adversely affected by outbreaks of infectious diseases or other health crises.

The COVID-19 pandemic and the resulting impact on global economies created a number of macroeconomic challenges that impacted our business, including volatility and uncertainty in business planning, disruptions in global supply chains, material, freight and labor inflation, shortages of and delays in obtaining certain materials and component parts, and labor shortages.

Future outbreaks of infectious diseases, including further developments in the COVID-19 pandemic, may result in widespread or localized health crises that adversely affect general commercial activity and the economies and markets of the countries and localities in which we operate, sell, and purchase goods and services. Any outbreak of infectious disease poses the risk that we or our employees, contractors, suppliers, customers, transportation providers, and other business partners may be prevented or impaired from conducting ordinary business activities for an indefinite period of time, including self-imposed facility shutdowns to protect the health and well-being of our employees or government-mandated shutdowns. In addition, our suppliers, business partners and customers may also experience similar negative impacts. Global supply chains may be disrupted, causing shortages, which could impact our ability to manufacture or supply our products. This disruption of our employees, distributors, suppliers and customers may impact our sales and future operating results.

The impact of outbreaks of infectious diseases may also exacerbate other risks discussed herein, any of which could have a material effect on us, and additional impacts may arise that we are not aware of currently.

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
•
a limited amount of analyst coverage;
•
triggering the right of holders our Convertible Notes to require us to repurchase such notes or any portion thereof;
•
triggering an Event of Default under the Senior Secured Term Loan; and
•
a decreased ability to issue additional securities or obtain additional financing in the future.

On January 23, 2024, we were notified by NYSE Regulation (“NYSER”) that we were not in compliance with the NYSE’s continued listing criteria because the average closing price of our common stock was less than $1.00 over a 30-day consecutive trading day period ending January 22, 2024. On March 29, 2024, we were notified by NYSER that we had regained compliance with the continued listing criteria as of March 28, 2024.

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

The issuance of shares of our common stock, or rights to acquire shares of our common stock, could depress the trading price of our common stock.

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

We may conduct future offerings of our common stock, preferred stock or other securities that are convertible into or exercisable for our common stock to finance our operations or fund acquisitions, or for other purposes. If we issue additional shares of our common stock or rights to acquire shares of our common stock, or if the market perceives that such issuances or sales may occur, then the trading price of our common stock may significantly decline. In addition, our issuance of additional shares of our common stock would dilute the ownership interests of our existing common stockholders.

As of December 31, 2023, we have 18,088,153 shares of common stock reserved for issuance upon the vesting of certain restricted shares, performance shares, and the exercise of outstanding options to purchase common stock issued under Legacy Danimer’s stock incentive plans, which outstanding options were assumed by the Company in connection with the Business Combination, and the Company’s 2020 Long-Term Incentive Plan (“2020 Plan”). Additionally we have 3,914,525 shares of common stock reserved for issuance upon the exercise of private warrants and 4,823,519 shares of common stock reserved for future grant or issuance under the 2020 Plan and 2,306,519 shares of common stock reserved for future issuance under the Company’s 2020 Employee Stock Purchase Plan. In December 2021, we issued $240 million principal amount convertible notes (“Convertible Notes”). The initial conversion rate is 92.7085 shares of common stock per $1,000 principal amount of Convertible Notes, which represents an initial conversion price of approximately $10.79 per share of common stock. If the Convertible Notes were to be converted into common stock in their entirety using the initial conversion rate, we would issue an additional 22,250,040 shares of common stock.

The capped call transactions may affect the value of our common stock.

In connection with our issuance of the Convertible Notes, we entered into privately negotiated capped call transactions. The capped call transactions were intended to reduce the potential dilution to our common stock upon any conversion of the Convertible Notes and/or to offset any potential cash payments we might be required to make in excess of the principal amount of converted notes, as the case may be, with such reduction and/or offset subject to a cap.

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

Short selling is the practice of selling securities that a seller does not own but rather has borrowed from a third party with the intention of buying identical securities back at a later date to return to the lender. Short sellers hope to profit from declines in the value of the securities between the sale of the borrowed securities and the purchase of the replacement securities. Therefore many short sellers publish, or arrange for the publication of, negative opinions and allegations regarding the relevant issuer and its business prospects in order to create negative market momentum and generate profits for themselves after selling a security short. These short attacks have, in the past, led to selling of shares in the market.

We have been the subject of negative publicity campaigns based on incomplete, outdated or misunderstood information. We do not believe there is any merit to these campaigns, and we believe that their sole purpose was to benefit the short sellers of our securities. Furthermore, we believe that our responses to such campaigns, together with the substantial amount of publicly available information about us, sufficiently demonstrate the lack of merit of each claim. It is not clear what long-term effect such negative publicity could have on us and/or whether we will continue to be subject to short seller attacks from time to time in the future. If we were to become the subject of any additional unfavorable allegations, whether such allegations are proven to be true or untrue, we may have to expend significant resources to investigate such allegations and/or defend ourselves. While we would prefer to strongly defend against any such short seller attacks, we may be constrained in the manner in which we can proceed against the relevant short sellers by principles of freedom of speech, applicable state law or issues of commercial confidentiality. Such a situation could be costly and time-consuming and could divert management’s attention from our day-to-day operations. Even if such allegations are ultimately proven to be groundless, allegations against us could severely impact the market price of our common stock and our business operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

We have an enterprise-wide information security program designed to identify, protect, detect, respond to and manage reasonably foreseeable cybersecurity risks and threats. To protect our information systems from cybersecurity threats, we use various security tools that help prevent, identify, escalate, investigate, resolve and recover from identified vulnerabilities and security incidents in a timely manner. These include, but are not limited to, internal reporting, monitoring and detection tools.

We regularly assess risks from cybersecurity and technology threats and monitor our information systems for potential vulnerabilities. We use a widely-adopted risk quantification model to identify, measure and prioritize cybersecurity and technology risks and develop related security controls and safeguards. We conduct regular reviews and tests of our information security program and leverage testing by our internal audit team, tabletop exercises, and vulnerability testing, simulations, and other exercises to evaluate the effectiveness of our information security program and improve our security measures and planning. The results of these assessments are reported to our Audit Committee.

Our systems periodically experience directed attacks intended to lead to interruptions and delays in our service and operations as well as loss, misuse or theft of personal information (of third parties, employees, and our members) and other data, confidential information or intellectual property. However, to date these incidents have not had a material impact on our service, systems or business. Any significant disruption to our service or access to our systems could adversely affect our business and results of operation. Further, a penetration of our systems or a third-party’s systems or other misappropriation or misuse of personal information could subject us to business, regulatory, litigation and reputation risk, which could have a negative effect on our business, financial condition and results of operations.

Our Vice President of Information Technology leads our internal IT team and is responsible for overseeing our information security program. Team members who support our information security program have relevant educational and industry experience . Our IT team members provides regular reports to senior management and other relevant teams on various cybersecurity threats, assessments and findings.

We also participate in a cybersecurity risk insurance policy.

For additional information regarding cybersecurity threats that may materially affect the Company, including our business strategy, results of operations, or financial condition, please refer to Item 1A, “Risk Factors,” in this Annual Report on Form 10-K , including the risk factor entitled “If we experience a significant disruption in our information technology systems, including security breaches, or if we fail to implement new systems and software successfully, our business operations and financial condition could be adversely affected.”

Governance

One of the functions of our Board of Directors is informed oversight of our risk management process, including risks from cybersecurity threats. Our Board of Directors is responsible for monitoring and assessing strategic risk exposure, and our executive officers are responsible for the day-to-day management of the material risks we face. Our Board of Directors administers its cybersecurity risk oversight function directly as a whole and through its committees. Particularly, the Audit Committee of the Board of Directors oversees our cybersecurity risk and receives regular reports from our Vice President of Information Technology on various cybersecurity matters, including risk assessments, mitigation strategies, areas of emerging risks, incidents and industry trends, and other areas of importance.

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

ITEM 3. LEGAL PROCEEDINGS

Please refer to Note 18 to the Consolidated Financial Statements for information regarding material legal proceedings.

In the ordinary course of business, we may be a party to various other legal proceedings from time to time.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Certain Information Regarding the Trading of Our Common Stock

Our Common Stock currently trades under the symbol “DNMR” on the New York Stock Exchange (“NYSE”).

Holders of Our Common Stock

As of March 29, 2024, there were 359 holders of record of shares of our common stock. These amounts do not include stockholders for whom shares are held in “nominee” or “street” name.

Recent Sales of Unregistered Equity Securities

During the year ended December 31, 2023, we did not issue or sell any unregistered securities.

Issuer Purchases of Equity Securities

During the quarter ended December 31, 2023, 87,165 shares were surrendered to us in connection with our payment of the tax withholding obligations of participants in connection with the partial vesting of their restricted stock awards.

Dividends

We have not paid any dividends on our common stock to date. It is our present intention to retain any earnings for use in our business operations, and, accordingly we do not anticipate that the board of directors will declare any dividends in the foreseeable future on our common stock.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and related notes appearing in Part II, Item 8 of this Report. The following discussion contains forward-looking statements that involve risks, uncertainties, and assumptions. See the section entitled “Cautionary Note Regarding Forward-Looking Statements.” Actual results and timing of selected events may differ materially from those anticipated in the forward-looking statements as a result of various factors, including those set forth under the section entitled “Risk Factors” or elsewhere gin this Report. Unless the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “we”, “us”, “our”, “Danimer”, “Danimer Scientific”, and the “Company” are intended to mean the business and operations of Danimer and its consolidated subsidiaries.

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

PHA-based Resins: We are a leading producer of polyhydroxyalkanoate (“PHA”), a key biodegradable ingredient in a wide range of engineered materials that are plastic alternatives, which we sell under the proprietary Nodax brand name, for use in a wide variety of plastic applications including straws, food containers and cutlery, among other things. We make Nodax through a fermentation process where bacteria consume vegetable oil and make PHA within their cell walls as energy reserves. We harvest the PHA from the bacteria, then purify and filter the bioplastic before forming the PHA into pellets, which we combine with other inputs using a reactive extrusion process to manufacture formulated finished product. We design our PHAs to be a drop-in replacement for petroleum-based plastics so that the converters do not have to purchase new equipment to switch to our new biodegradable plastic. Utilizing PHA as a base resin for a wide variety of application-specific engineered materials significantly expands the number of potential applications for bioplastics in the industry and enables us to produce resin that is not just compostable, but also fully biodegradable.

In December 2018, we acquired a fermentation facility in Winchester, Kentucky (“Kentucky Facility”) for production of PHA on a commercial scale. We embarked on a two-phase commissioning strategy for the Kentucky Facility, which expanded the capacity of the plant by 45 million pounds to total plant capacity up to 65 million pounds of Nodax-based finished product, which includes other blended inputs, per year. The capacity expansion was completed in 2022.

In November 2021, we broke ground on the construction of a PHA plant in Bainbridge, Georgia (“Greenfield Facility”). Through December 31, 2023, we have invested $187.4 million in the Greenfield Facility, excluding capitalized interest and internal labor. The Greenfield Facility has an engineering cost estimate ranging from $515 million to $665 million, which was most recently updated in December 2022 and does not consider any effect of inflation. The Greenfield Facility has a planned annual production capacity of approximately 125 million pounds of finished product. We suspended construction of the Greenfield Facility during 2022 and completion of the facility is contingent upon securing additional financing.

We anticipate spending between $140 million to $220 million on a commercial Rinnovo plant. The noted range does not account for the impact of inflation on our construction costs arising since the completion of our engineering cost estimate in the second quarter of 2022. Once a commercial Rinnovo plant is completed and after making some additional investments in extrusion capacity, the Danimer network is expected to have production capacity of approximately 330 million pounds of Nodax-based finished product. Danimer also expects to have approximately 60 million pounds of Rinnovo remaining to sell on a standalone basis or in formulations that don't include Nodax.

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

Research and Development (“R&D”) and Tolling Services: Our technology team partners with global consumer product companies to develop custom biopolymer formulations for specific applications. R&D contracts are designed to develop a formulated resin using PHA, PLA and other biopolymers that can be run efficiently on existing conversion equipment. We expect successful R&D contracts to culminate in supply agreements with the customers. Our R&D services thus not only provide immediate revenue but also a pipeline of future products.

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

The most significant drivers of PHA-based revenue are the pace of adoption of our materials and, in the longer-term, our ability to bring additional production capacity online, such as our Greenfield Facility. Our product revenue from PLA-based resins is primarily impacted by the effective launch of new product offerings in new markets by our customers. Finally, our product revenue will be impacted in the future by our ability to deliver biopolymer formulations that can be efficiently run on customer conversion equipment and meet customer application specifications and requirements and by our ability to negotiate successful PHA-related license sales agreements.

In 2023, we had three customers that each individually accounted for more than 10% of total revenue and collectively represented 65% of total revenue. In 2022, we had two customers that each individually accounted for more than 10% of total revenue and collectively represented 40% of total revenue.

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

Factors Impacting Our Operating Expenses

Costs of revenue

Cost of revenue is comprised of costs of goods sold and direct costs associated with research and development service contracts. Costs of goods sold consists of raw materials and ingredients, labor costs including related stock-based compensation, related production overhead, rent and depreciation costs. Costs associated with research and development service contracts include labor costs, related overhead costs, rent, depreciation, amortization, and outside consulting and testing fees incurred in direct relation to specific service contracts.

Selling, general and administrative expense

Selling, general and administrative expense consists of labor costs, marketing expense, corporate administration expenses, and elements of depreciation and amortization, rent and facility expenses that are not directly attributable to direct costs of production or associated with research and development activities.

Research and development expense

Research and development expense includes labor costs, third-party consulting and testing fees, and elements of depreciation, amortization and rent and related facility expenses directly attributable to research and development activities not associated with revenue generating service projects.

Current Developments

During our fiscal year, we made further inroads in our mission to create biodegradable consumer packaging and other products which address the global plastics waste crisis by:

•
commercializing Nodax-based home compostable retail packaging for produce now available in regional grocery stores and supercenters;
•
partnering with several of our converters to provide resin for Nodax based cutlery for a large quick service restaurant program, with commercial shipments expected to start in the second half of 2024; and
•
making additional progress in negotiating development and supply agreements with our blue-chip customers.

Russia & Ukraine Conflict

With respect to the war in Ukraine, our business and operational environment is impacted by, among other things, demand fluctuations that have impacted one of our key customers as well as responsive governmental actions including sanctions imposed by the U.S. and other governments.

While we do not have operations in either Russia or Ukraine, we experienced a decline in sales due to the conflict, specifically sales of some of our PLA products. We are unsure if this business will return in whole or in part in the future. We have also experienced supply chain challenges and increased logistics and raw material costs, including but not limited to canola oil, which our PHA production currently uses as a feedstock, that we believe may be due in part to the negative impact on the global economy from the ongoing war in Ukraine. Prior to the Russian invasion, Ukraine was a significant producer of canola oil. We have not and do not source canola oil from Ukraine, and we have placed long-term canola oil orders to reduce our exposure to shortages or inflation.

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

Critical Accounting Policies

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the reported periods. The more critical accounting estimates include estimates related to revenue recognition, stock-based compensation and impairment of long-lived assets. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results, which are described in Note 2 to our Consolidated Financial Statements.

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

We derive our revenues primarily from: 1) product sales of compostable resins; and 2) research and development (“R&D”) services related to developing customized formulations of biodegradable resins based on PHA as well as tolling revenues.

We primarily produce and sell formulated resin pellets and we typically recognize revenue for these sales upon shipment. Due to the highly specialized nature of our products, returns are infrequent and have historically been immaterial. We offer a standard quality assurance warranty related to the fitness of our finished goods. Variable consideration such as discounts, rebates, or volume discounts that we estimate to reduce our transaction price are not material.

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

Generally, we use a Black-Scholes option pricing model to value stock option awards, and we value for restricted stock (and restricted stock unit) awards at the price of our common stock. We use a Monte Carlo simulation instead of these methods for awards with a market-based condition. Instruments that may be settled in cash are recorded as liabilities and are revalued each period. All other instruments qualify as equity and are valued only at the grant date. For more information about our methods of valuation, see Note 3 to the Consolidated Financial Statements.

We record the effects of forfeitures as they occur.

Impairment of Long-Lived Assets

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

As of December 31, 2023, we performed a recoverability test over our long-lived assets using estimated undiscounted cash flows over the weighted average useful lives of our assets and determined that those cash flows were greater than the carrying amounts of our long-lived assets, indicating no impairment.

Recent Accounting Pronouncements

A discussion of recently issued accounting standards applicable to us is included in Note 2 to our Consolidated Financial Statements.

Consolidated Results of Operations for the Years Ended December 31, 2023 and 2022

	Twelve Months Ended December 31,
(in thousands)	2023	2022	Change
Revenue:
Products	$44,200	$48,420	$(4,220)
Services	2,484	4,798	(2,314)
Total revenue	46,684	53,218	(6,534)
Cost of revenue	73,644	63,632	10,012
Gross profit	(26,960)	(10,414)	(16,546)
Gross profit percentage	-57.7%	-19.6%
Operating expense:
Selling, general and administrative	68,983	81,589	(12,606)
Research and development	29,242	31,939	(2,697)
Loss on sale of assets	246	1	245
Impairment of long-lived assets	188	63,491	(63,303)
Total operating expenses	98,659	177,020	(78,361)
Loss from operations	(125,619)	(187,434)	61,815
Nonoperating income (expense):
Gain on remeasurement of private warrants	207	9,366	(9,159)
Interest, net	(29,641)	(1,723)	(27,918)
Loss on loan extinguishment	(102)	(1,500)	1,398
Other, net	1	723	(722)
Total nonoperating income (expense):	(29,535)	6,866	(36,401)
Loss before income taxes	(155,154)	(180,568)	25,414
Income taxes	(319)	810	(1,129)
Net loss	$(155,473)	$(179,758)	$24,285

Revenue

Revenue decreased in 2023 as compared to 2022 primarily due to a year-over-year 5.4% decrease in shipment volume as well as a decrease in our weighted average selling price by 2.0% driven by PLA price fluctuations for the same periods.

The decrease in product revenue was primarily attributable to a decrease in PLA-based product sales of $6.1 million, which was partially offset by an increase in PHA-related sales of $1.8 million. This increase in PHA-based product sales was the result of the continued increase of orders filled by our Kentucky Facility. The decrease in PLA-based product sales was primarily the result of the conflict in Ukraine.

The decrease in service revenue relates primarily to a $2.3 million decrease in revenue from research and development contracts. We recognize revenue for these R&D services over time with progress measured based on personnel hours incurred to date as a percentage of total estimated personnel hours for each performance obligation identified within the contract, and we incurred fewer such hours in the current year as certain projects were completed and these customers are moving to commercialize their investments.

We had three customers that accounted for 65% of total revenue during 2023 and two customers that accounted for 40% of total revenue during 2022.

Cost of revenue and gross profit

Cost of revenue in 2023 increased 16% compared to 2022. The increase in cost of revenue is primarily driven by an increase in fixed costs, including increases due to the completion of the Kentucky Facility in the prior year of $8.1 million in depreciation expense, $1.8 million related to property taxes and insurance and $0.5 million in utilities.

We anticipate that our per-unit fixed-cost absorption will improve as rent, depreciation and other fixed costs become a smaller portion of our overall cost of revenue as PHA output at the Kentucky Facility increases. While it is not practicable to predict when particular production volume levels will be achieved or sustained, nor to project our fixed costs with precision as we continue to innovate in our production processes, we expect that this improvement in per-unit cost absorption will continue until we reach full utilization. Beyond that point, incremental improvements in per-unit cost absorption would require implementation of additional capacity.

Operating expense

The year-over-year improvement in selling, general and administrative expense in 2023 as compared to 2022 was due primarily to reductions in property and insurance expense of $3.0 million, legal costs of $2.9 million, consulting fees of $2.2 million and office and recruiting expenses of $0.8 million. Additionally, in 2023, improved accounts receivable collections resulted in a reserve reduction benefit of $1.4 million as opposed to bad debt expense of $1.9 million in 2022.

The decrease in research and development expense year over year was primarily due to reductions in consulting services of $0.9 million, legal costs of $0.8 million, and administrative costs of $0.6 million all related to reduced project volume, as well as a $0.5 million in compensation and benefits related to receiving a payroll tax refund related to the Employee Retention Credit program.

The overall cost decreases in both selling, general and administrative expenses and research and development expenses reflect our efforts to reduce expenditures company-wide.

Impairment of long-lived assets

The impairment of long-lived assets in the current year primarily relates to impairment of an abandoned ERP project, and the prior year impairment relates to the goodwill impairment loss recorded due to the continuation of a sustained decline in our market capitalization level below our book equity value and other macroeconomic factors.

Gain on remeasurement of private warrants

The gain on remeasurement of private warrants represents a decrease in the fair value of each of the 3.9 million outstanding private warrants due primarily to a decrease in the market price of our common stock during the period, as well as increases in interest rates and a decrease in the remaining life of the private warrants. The prior year period remeasurement gain was primarily due to the common stock price decrease during the prior year period.

Interest, net

Net interest expense in 2023 increased by $28 million as compared to 2022. This increase was primarily from the issuance of our Senior Secured Term Loan in March 2023 and a reduction of capitalized interest in the current year due to the completion of Phase II of our Kentucky Facility and the suspension of construction of the Greenfield Facility, which were partially offset by an increase in interest income earned.

Loss on extinguishment of debt

During 2022, we recognized a loss of $1.5 million due to the write-off of unamortized debt issuance costs and other fees associated with the termination of our credit facility with Truist.

Income taxes

In 2023, we had tax expense of $0.3 million as compared to a $0.8 million benefit in 2022. The benefit in the prior year related to the release of a portion of our valuation allowance for certain of our deferred tax assets that we expect to realize as a result of the deferred tax liabilities that were recorded in connection with the acquisition of Danimer Catalytic Technologies. Our effective tax rates differed from the federal statutory rate of 21% due to our substantial valuation allowance against our deferred tax assets in the current year and due to our net loss position and maintaining a full valuation allowance, other than as noted in connection with the acquisition of Danimer Catalytic Technologies in the prior year.

Liquidity and Capital Resources

Our primary sources of liquidity are equity issuances and debt financings. As of December 31, 2023, we had $59.2 million in cash and cash equivalents and working capital of $92.3 million. As of December 31, 2022, we had $62.8 million in cash and cash equivalents and working capital of $99.8 million. While we believe we have developed the capabilities to generate revenue that will eventually be sufficient to cover our ongoing operating costs, we are currently experiencing a period of low sales volume. We believe we have adequate liquidity to fund our operations for the next twelve months.

We broke ground on our Greenfield Facility construction in November 2021 and started placing orders for long-lead time equipment items. The Greenfield Facility has an engineering cost estimate ranging from $515 million to $665 million, which does not consider the effects of inflation. As of December 31, 2023, we have invested $187.4 million of capital, excluding capitalized interest and internal labor, for the Greenfield Facility. During 2022, we suspended construction of the Greenfield Facility and completion of the facility is contingent upon receiving additional financing.

2023 Debt Financings

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

In connection with the Senior Secured Term Loan, we also issued warrants with a five-year maturity to the lender to purchase 1.5 million shares of our common stock at an exercise price of $7.50 per share. We determined the fair value of these warrants as of the closing date was $0.5 million using the Black-Scholes model and included this amount in additional paid-in capital.

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

Equity Issuances

On September 7, 2022, we entered into an equity distribution agreement (“Equity Distribution Agreement”) with Citigroup Global Markets Inc. as manager, under which we may issue and sell shares of our common stock “at the market” from time-to-time with an aggregate offering price of up to $100 million (collectively the “ATM Offering”). Under the Equity Distribution Agreement, the manager may sell small volumes of our common stock at the prevailing market price, during such times and at such terms as we have predesignated. We have no obligation to sell any shares and may at any time suspend offers and sales that are part of the ATM Offering or terminate the Equity Distribution Agreement. We have incurred life-to-date issuance costs of $1.4 million, which were primarily one-time costs, but which also included less than $0.1 million in commissions to the manager. As of December 31, 2023, $98.6 million remains available for distribution under the Equity Distribution Agreement.

For the year ended December 31, 2023, we issued 378,057 shares at an average price of $1.28 per share resulting in proceeds of $0.5 million. For the year ended December 31, 2022, we issued 212,604 shares at an average price of $4.15 per share resulting in proceeds of $0.9 million.

Cash Flows for 2023 and 2022

The following table summarizes our cash flows from operating, investing and financing activities:

	Years Ended December 31,
(in thousands)	2023	2022
Net cash used in operating activities	$(47,264)	$(61,837)
Net cash used in investing activities	$(27,663)	$(182,482)
Net cash provided by financing activities	$84,030	$21,752

Cash flows from operating activities

The 2023 improvement in net cash used in operating activities as compared to 2022 was primarily attributable to changes in improved management of inventory levels, accounts receivable collections, and timing of payments.

Cash flows from investing activities

The $154.8 million period-to-period decrease in cash flows used in investing activities was primarily due to decreased capital expenditures related to our Kentucky Facility, which was fully in service throughout 2023, our suspension of significant efforts on our Greenfield Facility during the second half of 2022, and the prior year $18.0 million in leveraged loans receivable issued as part of our prior period NMTC transaction.

Cash flows from financing activities

For 2023, net cash provided by financing activities was $84.0 million, which consisted primarily of:

•
Proceeds of $130.0 million from the issuance of our Senior Secured Term Loan;
•
Payments of debt issuance costs of $33.3 million; and
•
Repayments of long-term debt of $13.0 million including $10.2 million related to our former Subordinated Term Loan.

For 2022, net cash provided by financing activities was $21.8 million, which consisted primarily of:

•
Proceeds of $24.7 million from a NMTC arrangement;
•
Payments of debt issuance costs of $1.6 million; and
•
Payments related to long-term debt of $1.5 million.

Material Cash Requirements

We enter into a variety of contractual obligations in addition to capital expenditures as part of our normal operations. As of December 31, 2023, we have (i) debt obligations related to our $240.0 million Convertible Notes which mature in 2026, $130.0 million Senior Secured Term Loan which matures in 2027, and other non-NMTC debt obligations of $1.8 million, which include cash principal and interest payments through 2028, (ii) operating and finance lease obligations that total $119.7 million in cash payments through 2058, and (iii) purchases related to our capital projects for engineering services, construction services, construction materials and equipment purchases of $5.3 million, which we will incur during 2024 and beyond. We expect to fund these cash requirements from cash on hand.

Off-balance Sheet Arrangements

At December 31, 2023, we do not have or engage in any off-balance sheet arrangements.

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

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer (“Certifying Officers”) carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of December 31, 2023 and concluded our disclosure control and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We assessed the effectiveness of our internal control over financial reporting at December 31, 2023. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013 framework). After doing so, management concluded that, at December 31, 2023, our internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the Company’s fourth fiscal quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Danimer’s directors and executive officers and their ages as of March 29, 2024 are as follows:

Name	Age	Position
Executive Officers
Stephen E. Croskrey*	64	Chief Executive Officer, Director and Chairman of the Board
Michael A. Hajost	60	Chief Financial Officer
Phillip Van Trump	47	Chief Science & Technology Officer
Michael Smith	55	Chief Operating Officer
Scott Tuten	48	Chief Marketing & Sustainability Officer

Non-Employee Directors
John P. Amboian(1)(3)	62	Director
Philip Gregory Calhoun(2)	60	Director
Cynthia Cohen(1)	71	Director
Richard J. Hendrix(2)	58	Director
Gregory Hunt(1)	67	Director
Allison Leopold Tilley(2)	60	Director
Dr. David J. Moody	61	Director
Dr. Isao Noda(3)	73	Director
Stuart Pratt*	78	Director

* Not an independent director due to the nature of the relationship with Danimer.

(1) Member of the audit committee.

(2) Member of the compensation committee.

(3) Member of the nominating and corporate governance committee.

Executive Officers

Stephen E. Croskrey. Mr. Croskrey has served as chairman of the Board and chief executive officer of Danimer since December 2020. From February 2016 through the Business Combination, Mr. Croskrey was chief executive officer and a member of the board of directors of Legacy Danimer. Mr. Croskrey is a business leader with over 30 years of experience in overseeing the strategic direction and operations of companies that manufacture and market a variety of products such as industrial fibers, and law-enforcement gear. From 1999 to 2005, Mr. Croskrey served as the president and chief executive officer of Armor Holdings Products, LLC, a major manufacturer of military, law enforcement, and personnel safety equipment. During such tenure, its annual revenue increased from $45 million to over $300 million as a result of him overseeing the acquisition and integration of 13 companies and implementing associated organic growth initiatives. Mr. Croskrey has also held senior executive positions at Allied Signal and Mobil Oil. Mr. Croskrey received an MBA degree from the Kellogg School of Management at Northwestern University. He also received a Bachelor of Science degree in Engineering from the United States Military Academy at West Point where he was also commissioned as an officer in the U.S. Army and served as a company commander, attaining the rank of captain during his six years of active duty. He is well qualified to serve on the Board due to his extensive leadership, operational and advisory background as well as his significant strategic experience in acquiring and integrating companies.

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

Non-Employee Directors

John P. Amboian. Mr. Amboian served as Live Oak’s Chairman from May 2020 to December 2020 and continues to serve on the Board following the completion of the Business Combination. Mr. Amboian is a business leader with over 30 years of experience in mergers and acquisitions, capital management, product development, branding and distribution for both privately held and public companies, across multiple industries. He served as Chairman and Chief Executive Officer of Nuveen Investments, Inc., or Nuveen (formerly NYSE: JNC), from 2007 to 2016. He was President of Nuveen from 1999 through 2007 after joining as its Chief Financial Officer from 1995 to 1999. During his time in leadership positions at Nuveen, Mr. Amboian participated in over 20 M&A and capital markets transactions, in addition to playing a leading role in Nuveen’s sale to an investment group led by Madison Dearborn, in 2007 and Nuveen’s sale process to TIAA (Teacher’s Insurance and Annuity Association of New York) in 2014. Mr. Amboian served on the Nuveen Mutual Funds board from 2007 through 2016 in addition to serving on Nuveen Investments’ public board from 1996 through 2007. Prior to Nuveen, Mr. Amboian was the Chief Financial Officer and Senior Vice President of Strategy of the Miller Brewing Company. He began his career in Corporate and International Finance at Kraft Foods, Inc., where he ended his tenure as Treasurer. Since 2013, Mr. Amboian has served at Madison Dearborn Partners as an industry advisor and is an Independent Director of the general partnership of Adams Street Partners, a private-markets investment firm. Additionally, Mr. Amboian is Chairman of Evanston Capital, a hedge fund alternative investment manager. Since 2018, he chairs the board of North Square Investments, a boutique asset management firm. He is also on the advisory board of Cresset Capital Management, a wealth management firm a wealth management firm, and InspereX, a financial technology business. He advises several small businesses on organic and inorganic growth initiatives through JA Capital Advisors, LLC. He received both his Bachelor’s degree and his M.B.A. from the University of Chicago. He is well qualified to serve on the Board due to his extensive finance, investment and operational background.

Philip Gregory Calhoun. Mr. Calhoun has been a member of the Board since December 2020, and prior to that, a member of Legacy Danimer’s board of directors from 2014 to December 2020, and was a director of Danimer’s Meredian, Inc. and Danimer Scientific, L.L.C. subsidiaries prior to their merger in June 2014. Mr. Calhoun is president and chief executive officer of Circle C. Farms, Inc., a commercial farm and cattle ranch located in Colquitt, Georgia, where Mr. Calhoun has worked since 1981. Mr. Calhoun also is the sole proprietor of GC Sprayer Service, Inc., a crop-dusting operation in Colquitt, Georgia. Mr. Calhoun also serves as a director of First National Bank of Decatur County located in Bainbridge, Georgia, Miller County Gin in Colquitt, Georgia and American Peanut Growers, a

peanut-shelling plant in Donalsonville, Georgia. He is well qualified to serve on the Board and all of its board committees due to his extensive commercial and operational background.

Cynthia Cohen. Ms. Cohen has been a member of the Board since August 2022. Ms. Cohen has more than 20 years of business strategy, marketing, and business operations experience. In October 2018, she founded IMPACT 2040, a strategy consulting firm serving retailers, consumer brands, manufacturers, and digital technology companies, and currently acts as its President. Ms. Cohen is an advisor and board member to several start-ups and private emerging growth companies in technology and consumer product businesses, including Scroobious, where she has been an advisory board member since September 2020, Knock Inc., where she has served on the board of advisors since January 2016, and Sophelle, where she has served on the board of advisors since November 2012. Ms. Cohen has also served on several public company boards of directors, including Equity One, where she was a board member from May 2006 through March 2017, Steiner Leisure Services, where she served as a board member and chairman of the nominating and governance committee from May 2006 through December 2015, and Bebe Stores, Inc., where she served as the lead independent director from July 2001 through July 2014. Prior to founding IMPACT 2040, and the predecessor firm Strategic Mindshare in June 1990, she was a Partner in Management Consulting at Deloitte & Touche LLP. Ms. Cohen received her Bachelor of Science in Business Administration - Finance and Marketing from Boston University, for which she has been a member of the Board of Trustees since May 2020. She is well qualified to serve on the Board due to her extensive background in the consumer products industry, as a strategy consultant, and as a prior board member of several public companies.

Richard Hendrix. Mr. Hendrix served as Live Oak's Chief Executive Officer and as a director on the Board from May 2020 to December 2020, and continues to serve on the Board following the completion of the Business Combination. He has significant experience in executive leadership, corporate strategy, M&A, capital markets and corporate finance. Over the course of his career, Mr. Hendrix has worked extensively with issuers and investors focused on companies in the financial services, real estate, energy, industrial, and business and consumer services sectors. He has led dozens of initial equity offerings for founder-led and sponsor-backed companies primarily within the banking, insurance and real estate sectors. Additionally, Mr. Hendrix has considerable experience advising chief executives, boards of directors and large shareholders regarding strategy, capital structure and capital access. He has significant leadership experience in the financial industry, having served as Chief Executive Officer of FBR & Co., or FBR (formerly NYSE: FBRC), a capital markets firm, from 2009 to 2017, and Chairman from 2012 to 2017. Over that time, Mr. Hendrix helped FBR grow into a leading bookrunner for initial common stock offerings for middle market U.S. companies. While at FBR, Mr. Hendrix also oversaw the growth of the company and completed numerous strategic transactions, ultimately executing a merger with B. Riley Financial, Inc. (Nasdaq: RILY) in 2017. Following the merger, Mr. Hendrix served as a director of B. Riley Financial until October 2017. Mr. Hendrix is a co-founder and Managing Partner of Live Oak Merchant Partners, a merchant bank providing capital and advisory services to middle market companies across several industries. Mr. Hendrix also currently serves as an Operating Executive to Crestview Partners, a private equity firm. Mr. Hendrix currently serves as a director and chair of the audit committee of Navitas Semiconductor, Inc. In the last five years, Mr. Hendrix has also been the Founder and Chief Executive Officer of RJH Management Co, a privately held investment management business. Mr. Hendrix received his B.S. in Finance from Miami University. He is well qualified to serve on the Board due to his extensive finance, investment and advisory background.

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

Mr. Hunt currently serves as a member of the board of directors of Kymera Corporation and audit committee chairman, a member of the board of directors of GoodWest Industries and co-chairman of the board of advisors for the University of Vermont School of Business. Mr. Hunt is a Certified Public Accountant and holds a Bachelor’s degree in Accounting with dual concentration in finance from the University of Vermont. He is well qualified to serve on the Board and all of its board committees due to his extensive financial, operational and advisory background.

Allison M. Leopold Tilley. Ms. Leopold Tilley has been a member of the Board since August 2022. Ms. Leopold Tilley has more than 34 years of experience advising companies on operations, strategy, governance, risk, and acquisitions. Since October 1988, Ms. Leopold Tilley has been working at Pillsbury Winthrop Shaw Pittman LLP, where she is currently a Managing Board Member and Partner. She has chaired both the Compensation Committee and Nominating Committee of the firm. From February 2016 through June 2017, Ms. Leopold Tilley served on the board of directors of FBR & Co., a then Nasdaq-listed capital markets firm, where she was the chair of the nominating committee and a member of the compensation committee. Ms. Leopold Tilley has also served on several other boards of directors, including the Ronald McDonald House at Stanford from between 2011 and 2017, where she served as the chair of the nominating and corporate governance committee, and Watermark, where she served as a director between 2010 and 2016. Ms. Leopold Tilley received her Bachelor degree in Economics and International Relations from the University of California, Davis and her J.D. from the University of California, Berkeley. She is well qualified to serve on the Board due to her extensive background in management, operations, governance, and risk analysis.

Dr. David J. Moody. Dr. Moody has been a member of the Board since January 2024. Dr. Moody has over 30 years’ experience managing chemical and polymer related businesses in various leadership roles. Dr. Moody currently is a member of the Board of Directors of Jadex Inc., a U.S.-based manufacturing and material science company utilizing innovation and technology to develop sustainable products that serve the medical, industrial and consumer markets. Dr. Moody previously served as Chief Executive Officer of Jadex from March 2021 through July 2023, and before that served in various roles of increasing responsibility at Milliken & Company, a global manufacturer of textile, chemical, floor covering, and healthcare products, including in the roles of Executive Vice President and Division President, Chemicals and President, Milliken Research Corporation. Dr. Moody earned his Bachelor of Science in Chemistry at Wofford College and his Ph.D. in Chemistry at the Georgia Institute of Technology.

Dr. Isao Noda. Dr. Noda has been a member of the Board since December 2020, and prior to that, a member of Legacy Danimer’s board of directors from 2016 to December 2020. Prior to joining Legacy Danimer, he had a distinguished career extending over three decades at Procter & Gamble and is recognized as one of the world’s leading authorities in the field of polymer science, including the field of bioplastics known as PHA. Currently, Dr. Noda is an affiliated teaching professor at the University of Delaware. Dr. Noda holds a Bachelor of Science degree in Chemical Engineering, a Master of Science in Bioengineering, a Master of Philosophy and a Ph.D. in Chemical Engineering from Columbia University. He earned a Doctorate in Science degree in Chemistry from the University of Tokyo. He is well qualified to serve on the Board due to his education and science background as well as his expertise in the fields of polymer science and bioplastics.

Stuart W. Pratt. Mr. Pratt has been a member of the Board since December 2020, and prior to that, a member of Legacy Danimer’s board of directors from May 2015 to December 2020 and its chairman of the board from January 2016 to December 2020. Since 2001, Mr. Pratt has been the president and chief executive officer of the Fort Point Real-Estate Company. He also has served as the chairman of the board of Hunneman, a commercial real estate firm in Boston, Massachusetts since 2016 and previously served as its chief executive officer. In the 1970s, he was the chief executive officer of Federal Street Equities based in Houston, Texas. Mr. Pratt currently serves on the board of overseers of Boston University and is also a trustee emeritus of Boston University where he was chairman of the Real Estate Committee and served on its Audit, Academic Affairs and Finance committees. Additionally, he also serves as a trustee and chairman of the board of the Peabody Essex Museum, a director of Maritime International Inc. based in Bedford, Massachusetts and Avrio AI based in Boston, Massachusetts. Mr. Pratt received his Bachelor of Arts from Boston University. He is well qualified to serve on the Board and all of its board committees due to his executive leadership, operational and advisory background.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors and executive officers and any persons who own more than 10% of our capital stock to file with the SEC (and, if such security is listed on a national securities exchange, with such exchange) various reports as to ownership of such capital stock.

Such persons are required by the SEC’s regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of copies of the reports filed with the SEC and representations submitted by the directors and executive officers of the Company, we believe that all Section 16(a) filings requirements were timely met for fiscal year 2023. However, each of Philip Gregory Calhoun, Stephen Croskrey, Dr. Isao Noda, Stuart Pratt, Scott Tuten, and Phillip Van Trump filed a late Form 4 in 2023 that reported their respective portions of certain shares of our common stock that had been held back from merger consideration payable to the Meredian Holdings Group shareholders under the Business Combination until the final merger consideration had been determined. On April 18, 2022, following the final determination of the final merger consideration in the Business Combination, the shares were released but the requisite Form 4 reports for each of the aforementioned individuals listing their respective pro rata shares were not timely filed due to an administrative oversight.

Audit Committee

Our Audit Committee is comprised of Mr. Amboian, Ms. Cohen and Mr. Hunt, with Mr. Hunt serving as the Chairman. Each of our Audit Committee members was determined by the Board to be independent of Danimer based on NYSE’s definition of “independence” and can read and understand the Company’s consolidated financial statements. The Board has determined that Mr. Hunt qualifies as an audit committee financial expert (as such term is defined under the Sarbanes-Oxley Act of 2002 and the rules and regulations promulgated thereunder).

Code of Ethics and Corporate Governance Documents and Guidelines

The Code of Ethics, Corporate Governance Guidelines, and the charters of our Audit, Compensation and Nominating, and Corporate Governance Committees were adopted by Danimer to promote honest and ethical conduct, full, fair, accurate, timely and understandable disclosure in periodic reports required to be filed by Danimer, and compliance with all rules and regulations that apply to Danimer and its officers and directors. These policies are available in the “Investor Relations” section on our Internet website, at https://www.danimerscientific.com, under the tab “Governance Documents” within the section called “Governance.” In addition, you may request a free copy of any such materials, by submitting a written request to: Danimer Scientific, Inc., Attention: Corporate Secretary, 140 Industrial Boulevard, Bainbridge, GA 39817.

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

This section provides an overview of Danimer’s executive compensation programs as they relate to the executive officers named below (the “named executive officers”), including a narrative description of the material factors necessary to understand the information disclosed in the summary compensation table below. Danimer’s board of directors, with input from its Chief Executive Officer, has historically determined the compensation for Danimer’s named executive officers. For the year ended December 31, 2023, Danimer’s named executive officers were:

•
Stephen E. Croskrey, Chief Executive Officer
•
Michael A. Hajost, Chief Financial Officer
•
Scott Tuten, Chief Marketing and Sustainability Officer

Summary Compensation Table

The following table sets forth information concerning the compensation of the named executive officers for the years ended December 31, 2023 and 2022.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Option Awards ($)(2)	All Other Compensation ($)(3)	Total ($)
Stephen E. Croskrey	2023	875,000	-	993,300	1,474,000	14,295	3,356,595
Chief Executive Officer	2022	875,000	-	2,576,630	3,344,444	12,938	6,809,012
Michael A. Hajost	2023	400,000	-	199,999	200,000	22,606	822,605
Chief Financial Officer	2022	349,478	31,920	1,125,132	599,853	12,112	2,118,495
Scott Tuten	2023	319,200	-	-	-	14,917	334,117
Chief Marketing and Sustainability Officer	2022	311,538	-	-	-	18,724	330,262

(1) The 2022 bonus for Mr. Hajost represents a relocation bonus earned upon his acceptance of the role in 2022.

(2) The amounts in these columns represent the aggregate grant date fair value of awards granted to each Named Executive Officer, computed in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting

Standards Codification (“ASC”) Topic 718, Compensation — Stock Compensation. The grant date fair value of the stock awards were determined by the NYSE closing price on the date of grant. The grant date fair values of the option awards were determined using a modified Black Scholes model.

(3) All Other Compensation is comprised of Danimer matching contributions under Danimer’s 401(k) plan which is a tax-qualified defined contribution plan, use of company car, car allowance, and/or certain tuition payments.

The following summarizes “All Other Compensation” provided to the Named Executive Officers during the year ended December 31, 2023, as follows:

•
Mr. Croskrey: personal use (on a lease value basis) of company automobile ($1,095) and 401(k) plan match ($13,200).
•
Mr. Hajost: car allowance ($9,406) and 401(k) match ($13,200).
•
Mr. Tuten: personal use (on a lease value basis) of a company automobile ($2,817) and 401(k) match ($5,591).

The following summarizes “All Other Compensation” provided to the Named Executive Officers (other than Mr. Tuten, who was not a Named Executive Officer in 2022) during the year ended December 31, 2022, as follows:

•
Mr. Croskrey: personal use (on a lease value basis) of company automobile ($738) and 401(k) plan match ($12,200).
•
Mr. Hajost: car allowance ($6,463) and 401(k) match ($5,649).
•
Mr. Tuten: personal use (on a lease value basis) of a company automobile ($2,817) and 401(k) match ($5,591).

Narrative Disclosure to Summary Compensation Table

Base Salary

Base salary for Danimer’s Named Executive Officers has historically been set at a level commensurate with such executive’s duties and authorities, contributions, prior experience, and sustained performance. The base salaries for our Named Executive Officers are set forth in their respective employment agreements and disclosed in the table below.

In 2023 and 2022, the annual base salaries for Messrs. Croskrey, Hajost, and Tuten were established pursuant to their respective employment agreements, under which Mr. Croskrey’s annual base salary was set at $875,000 in each of 2022 and 2023. Mr. Hajost’s annual base salary was set at $400,000 in each of 2022 and 2023, and Mr. Tuten’s annual base salary was set at $319,200 in 2023 and $311,538 in 2022.

Cash Bonus

In 2023 and 2022, there was no cash bonus paid to Mr. Croskrey as targeted financials metrics were not achieved.

In 2023, there was no cash bonus paid to Mr. Hajost as targeted financials metrics were not achieved. In 2022, Mr. Hajost received a relocation bonus earned upon his acceptance of the role in 2022 pursuant to his employment agreement.

Danimer provides annual bonuses to the other executive officers based on corporate performance metrics, as determined by the Board of Directors upon recommendation by the Chief Executive Officer. Mr. Tuten did not earn discretionary cash bonuses for fiscal year 2023 or fiscal year 2022 as targeted financial metrics were not achieved.

Equity-Based Compensation

In 2023 and 2022, in connection with their respective employment agreements, Mr. Croskrey received a performance stock award and a stock option award, and Mr. Hajost received a performance stock award, and a stock option award. Mr. Tuten did not receive a discretionary equity award in 2023 [or 2022.]

Perquisites and Other Personal and Additional Benefits

Benefits and Perquisites

The Company provides benefits to its Named Executive Officers on the same basis as provided to all of its employees, including medical, dental and vision insurance; life insurance; accidental death and dismemberment insurance; critical illness insurance; short-and long-term disability insurance. The Company also provides a tax-qualified Section 401(k)

plan for which the Company matches elective deferrals of up to 4% of an employee’s eligible earnings. The Named Executive Officers are entitled either to use of a company car or a monthly car allowance. Certain executives also receive reimbursement for tuition for graduate level degrees. Except as otherwise disclosed herein, the Company does not maintain any other executive-specific benefit or perquisite programs.

Employment Agreements

Employment Agreement with Stephen E. Croskrey

On July 23, 2021, the Company and Stephen Croskrey entered into an Amended and Restated Employment Agreement (“Croskrey Employment Agreement”), which amended and restated the 2020 Croskrey Employment Agreement in its entirety. The Croskrey Employment Agreement ends on December 31, 2024, unless earlier terminated in accordance with its terms. The Croskrey Employment Agreement provides that Mr. Croskrey shall continue to serve as Chief Executive Officer and Chairman of the Board of the Company, and provides for an annual base salary of $875,000, effective as of January 1, 2021. The Croskrey Employment Agreement also provides that upon satisfaction of performance targets to be established by the Board, Mr. Croskrey will be paid an annual incentive award for such year equal to between 1.25 times his Annual Base Salary and 2.5 times his Annual Base Salary.

Under the Croskrey Employment Agreement, each year during the term Mr. Croskrey will receive a long-term incentive award, of which 50% shall be in the form of performance stock awards to vest upon satisfaction of the performance targets to be established by the Board of Directors for each such year and 50% shall be in the form of stock options. In the event that such performance stock awards and/or stock options awarded to Mr. Croskrey are not available to be issued to Mr. Croskrey for any reason, then the Company shall pay to Mr. Croskrey, upon the exercise of such long term incentive award, in the case of an option, or the vesting of such award, in the case of performance stock awards, an amount in cash equal to the notional value that each such performance stock award and/or stock option would have had on the date of such exercise or vesting, as the case may be, as though it had been granted to Mr. Croskrey on the date of grant, as applicable. In the event that the Company is unable for any reason to issue to Mr. Croskrey stock options, performance stock awards, other equity based awards or shares of common stock, whether underlying such awards or otherwise, that the Company has contractually agreed to in prior agreements with Mr. Croskrey, then the Company shall be contractually obligated to pay to Mr. Croskrey, upon the exercise or vesting, as the case may be, of any such awards, an amount in cash equal to the notional value that each such stock option, performance stock award or other equity based award would have had on the date of such exercise or vesting as though it had been granted to Mr. Croskrey on the date such other agreement giving rise to such award was entered into; provided that in either such case, any such cash payment shall be payable over a period of three years in equal quarterly installments, starting with the date of the exercise or vesting, as the case may be, of such award. The cash-settlement provision in respect of equity awards described above is hereinafter referred to as the “Cash-Settlement Right.”

Under the Croskrey Employment Agreement, Mr. Croskrey is also eligible to participate in employee benefit plans offered to the Company’s executives, the Company shall provide Mr. Croskrey with the use of a reasonably acceptable rental home or apartment at market rates in the Bainbridge, Georgia area, and will also provide Mr. Croskrey with the use of a corporate vehicle.

Upon a termination of Mr. Croskrey’s employment (a) by the Company without cause, (b) by Mr. Croskrey for good reason, or (c) by the Company or any successor either upon the occurrence of a change in control (or within one year thereafter), and provided that Mr. Croskrey delivers to the Company a waiver and release of claims: (i) Mr. Croskrey will receive an amount in cash equal to 24 months of his annual base salary; (ii) Mr. Croskrey will receive the annual incentive award as of the date of termination; (iii) any unvested equity awards that are held by Mr. Croskrey, other than any unvested performance stock award portion of any long term incentive award (“excluded award”), shall automatically vest and become exercisable (as applicable) as of the date of termination, provided that with respect to any excluded award, in the event of such termination, and provided Mr. Croskrey remains on the Board following such termination, the excluded award will remain in effect and continue to vest in accordance with its terms so long as Mr. Croskrey remains on the Board, and the long term incentive performance targets established with respect to such excluded award shall be deemed achieved in the event that such termination arises in connection with a change in control; provided further that with respect to such termination where Mr. Croskrey does not remain on the Board of Directors, any such excluded award will vest pro rata in accordance with its terms if the related long term incentive performance targets established with respect thereto as of the date of termination have been achieved, with such long term incentive performance targets being deemed achieved in the case of a termination in connection with a change in control; and (iv) in the event that Mr. Croskrey is entitled to and elects to utilize coverage under Section 4980B of the Code (“COBRA Coverage”), Mr. Croskrey shall be reimbursed for COBRA Coverage for he and his dependents for the lesser of 24 months following termination or the date that the COBRA Coverage terminates in accordance with its terms.

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

Employment Agreement with Michael A. Hajost

On January 16, 2022, the Company and Michael A. Hajost entered into an Employment Agreement (the “Hajost Employment Agreement”), which provides for a four-year term commencing on February 7, 2022 and continuing through February 6, 2026, unless earlier terminated in accordance with its terms. Under the Hajost Employment Agreement, Mr. Hajost initially served as special advisor to the CEO and became the Company’s Chief Financial Officer effective as of March 8, 2022.

Under the Hajost Employment Agreement, Mr. Hajost earns an annual base salary of $400,000. Additionally, Mr. Hajost was entitled to the following one-time equity awards in connection with the commencement of his employment: (i) a restricted stock unit (“RSU”) award with a target grant date value of $150,000, which vested on the one-year anniversary of the commencement date of Mr. Hajost’s employment; (ii) a RSU award with a target grant date value of $400,000, one-third of which will vest on each of the first, second and third anniversaries of the commencement date; and (iii) a stock option award with a target grant date value of $400,000, one-third of which will vest on each of the first, second and third anniversaries of the commencement date. The Hajost Employment Agreement also provides that upon satisfaction of performance targets to be established by the Board, Mr. Hajost will be entitled to receive an annual cash bonus award for each year having a target equal to 75% of annual base salary with a maximum of 100% of annual base salary.

The Hajost Employment Agreement states that each year during the term, and promptly following the commencement date of Mr. Hajost’s employment with respect to 2022, Mr. Hajost will receive a long term incentive award having a target grant date value of $400,000, of which 50% will be in the form of a performance stock award, vesting on the third anniversary of the grant date and subject to satisfaction of the performance target established by the Board with respect to such award, and 50% will be in the form of stock options vesting in equal one-third installments on each of the first, second and third anniversaries of the grant date of such stock option.

Under the Hajost Employment Agreement, Mr. Hajost is also eligible to participate in employee benefit plans offered to the Company’s executives. Mr. Hajost was also entitled to reimbursement for his relocation expenses. Mr. Hajost is also entitled to an annual car allowance equal to $12,000.

Upon a termination of Mr. Hajost’s employment by the Company without cause, and provided that Mr. Hajost delivers to the Company a waiver and release of claims: (i) Mr. Hajost will continue to receive his base salary for 12 months, or 24 months if his employment is terminated by the Company or any successor of the Company either upon the occurrence of a change in control or within one year thereafter; and (ii) any unvested equity awards that are held by Mr. Hajost, other than any unvested performance stock award portion of any long term incentive award (an “excluded award”), will automatically vest and become exercisable (as applicable) as of the date of termination, provided that with respect to any excluded award, in the case of a termination in connection with a change in control, such long term incentive performance targets will be deemed achieved.

The Hajost Employment Agreement also contains certain restrictive covenants pursuant to which Mr. Hajost is subject to non-competition and non-solicitation obligations during the term thereof and for a period of 12 months following his termination or, if he is receiving 24 months of severance as a result of being terminated without cause in connection with a change of control, 24 months. The Hajost Employment Agreement also contains customary non-disparagement covenants and confidentiality obligations to which Mr. Hajost is subject.

All payments and benefits provided under the Hajost Employment Agreement will be subject to any compensation recovery or clawback policy as required under applicable law, rule or regulation or otherwise adopted by the Company from time to time.

Employment Agreement with Scott Tuten

On August 31, 2020, Mr. Tuten entered into an Amended and Restated Employment Agreement (the “Tuten Employment Agreement”) with Legacy Danimer.

Under the Tuten Employment Agreement, Mr Tuten earns a salary of $300,000 per year, subject to annual discretionary adjustments, and is entitled to an annual bonus under Danimer’s employee bonus plan, if any, or as otherwise approved by Danimer’s Board of Directors.

Under the Tuten Employment Agreement, Mr. Tuten is eligible to participate in employee benefit programs available to similarly situated employees and to use of a Danimer-owned automobile. The Tuten Employment Agreement also provides that Mr. Tuten will be entitled to participate in certain of Danimer’s equity incentive plans for executives and employees and receive annual equity awards thereunder, and provides that Mr. Tuten shall be granted a stock option for 10,000 shares of Legacy Danimer’s common stock, at an exercise price of $63 per share, vesting in three, approximately equal, annual installments, beginning on September 1, 2021. These options for Legacy Danimer common stock have been converted into options to purchase shares of Common Stock.

Pursuant to the Tuten Employment Agreement, upon a termination of Mr.Tuten’s employment by Danimer without cause but not in connection with a change in control of Danimer, Mr. Tuten will receive his annual base salary for 24 months following the date of his termination.

Pursuant to the Tuten Employment Agreement, upon a termination of Mr. Tuten’s employment by Danimer without cause in connection with a change in control of Danimer or within 12 months following a change in control of Danimer, Mr. Tuten will receive his annual base salary for 24 months following the date of his termination.

The Tuten Employment Agreement terminated in accordance with its terms on December 31, 2023.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information concerning stock options and stock awards held by the Named Executive Officers at December 31, 2023:

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock That Have Not Vested (#)	Market Value of Shares of Stock That Have Not Vested ($)	Number of Unearned Shares That Have Not Vested (#)	Market or Payout Value of Unearned Shares That Have Not Vested ($)
Stephen E.	-	750,000	2.58	2/28/2033	754,818	769,914	920,641	939,054
Croskrey	-	300,000	7.50	2/28/2033	-	-	-	-
	324,074	648,148	3.99	3/15/2032	-	-	-	-
	-	2,571,737	24.20	12/29/2030	-	-	-	-
	1,154,646	-	24.20	7/23/2031	-	-	-	-
	162,715	81,358	18.24	7/23/2031	-	-	-	-
Michael A.	-	149,254	2.58	2/28/2033	68,728	70,103	127,770	130,325
Hajost	77,043	154,086	3.88	2/7/2032	-	-	-	-
	37,037	74,074	3.99	3/15/2032	-	-	-	-
Scott	30,523	-	3.28	6/30/2026	188,630	192,403	-	-
Tuten	271,256	-	3.28	11/14/2026	-	-	-	-
	274,740	-	3.28	12/18/2027	-	-	-	-
	91,580	-	6.88	9/1/2030	-	-	-	-
	-	642,934	24.20	12/29/2030	-	-	-	-

Director Summary Compensation Table

The following table summarizes the compensation earned by the non-employee directors for the fiscal year ended December 31, 2023:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)
John P. Amboian	50,000	80,000	-	130,000
Philip Gregory Calhoun	50,000	50,000	-	100,000
Cynthia Cohen	50,000	55,000	-	105,000
Richard Hendrix	50,000	55,000	-	105,000
Gregory Hunt	50,000	70,000	-	120,000
Allison Leopold Tilley	50,000	50,000	-	100,000
Dr. Isao Noda	50,000	50,000	-	100,000
Stuart Pratt	50,000	50,000	16,000 (1)	116,000

(1) Consists of cash fees pursuant to a Consulting Agreement between the Company and Mr. Pratt (which is described below under the heading “Consulting Agreement of Stuart Pratt”).

In May 2023, the Compensation Committee and the Board approved and adopted an amended compensation program (“Non-Employee Director Compensation Program”) for non-employee directors (an “Eligible Director”) that replaced the previous use of stock options with restricted stock units, but otherwise remained unchanged. This revised program consists of the following elements: (i) an annual base cash retainer of $50,000 for each Eligible Director; and (ii) an annual restricted stock unit award of $50,000 for each Eligible Director, with certain Eligible Directors receiving an additional restricted stock unit award depending on his or her respective status as a lead independent director, chairperson of any of the Board’s committees, or membership on the Audit Committee.

The Lead Independent Director and the Audit Committee Chairperson receive additional restricted stock units valued at $20,000. Each member of the Audit Committee (other than the Chairperson) receives incremental restricted stock units having a value of $5,000. The Chairpersons of the Compensation Committee and the Nominating Committee receive additional restricted stock units valued at $5,000.

All restricted stock units granted to Eligible Directors under the Non-Employee Director Compensation Plan vest on the one-year anniversary of the grant date and are valued based on the closing price of the Company’s closing price as of the grant date.

Danimer’s policy is to reimburse directors for reasonable and necessary out-of-pocket expenses incurred in connection with attending Board and committee meetings or performing other services in their capacities as directors.

The following table summarizes information related to stock options and other equity awards awarded to our non-employee directors that were outstanding at December 31, 2023:

	Option Awards		Stock Awards
	Number of Securities Underlying Options		Number of Shares of Stock That Have
Name	Exercisable (#)	Unexercisable (#)	Not Vested (#)
John P. Amboian	93,243	-	26,578
Philip Gregory Calhoun	82,979	-	16,611
Cynthia Cohen	24,444	-	18,272
Richard Hendrix	79,730	-	18,272
Gregory Hunt	103,369	-	23,256
Allison Leopold Tilley	22,222	-	16,611
Dr. Isao Noda	378,968	-	16,611
Stuart Pratt	407,600	30,000	25,413

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information known to the Company regarding the beneficial ownership of the Common Stock as of March 29, 2024 by:

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

The beneficial ownership percentages set forth in the table below are based on approximately 114,240,921 shares of Common Stock issued and outstanding as of March 29, 2024.

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned	Percentage of Outstanding Common Stock %
Directors and Named Executive Officers:
Stephen E. Croskrey (1)	6,458,634	5.6%
Phillip Gregory Calhoun (2)	3,868,274	3.6
Stuart W. Pratt (3)	1,844,946	1.8
Phillip Van Trump (4)	1,106,371	1.1
Michael Smith (5)	1,041,070	1.0
John P. Amboian (6)	966,661	*
Scott Tuten (7)	862,605	*
Richard J. Hendrix (8)	728,519	*
Michael A. Hajost (9)	324,014	*
Dr. Isao Noda (10)	383,539	*
Gregory Hunt (11)	103,369	*
Cynthia Cohen (12)	24,444	*
Allison M. Leopold Tilley (13)	22,222	*
Dr. David J. Moody (14)	-	*
Directors and Executive Officers as a Group (14 Individuals)	17,734,668	16.2
Five Percent Holders:
Armistice Capital Master Fund Ltd.(15)	11,430,742	9.9
BlackRock, Inc.(16)	6,248,580	6.1

* Less than 1% of outstanding common stock

(1) Includes 1,910,047 shares underlying options that are or will become exercisable within 60 days of the Table Date.

(2) Includes 3,457,004 shares held by the Greg Calhoun DGT Family Trusts u/t/a dated September 22, 2020 GST Exempt Trust and 67,351 shares held by the Greg Calhoun DGT Family Trusts u/t/a dated September 22, 2020 GST Non-Exempt Trust, which may be deemed to be owned by Mr. Calhoun, and 82,979 shares underlying options that are or will become exercisable within 60 days of the Table Date. Mr. Calhoun disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest he may have therein, directly or indirectly.

(3) Includes 407,600 shares underlying options that are or will become exercisable within 60 days of the Table Date.

(4) Includes 959,575 shares underlying options that are or will become exercisable within 60 days of the Table Date.

(5) Includes 937,672 shares underlying options that are or will become exercisable within 60 days of the Table Date.

(6) Includes (i) 363,943 shares that are held by the John P. Amboian 2008 Living Trust and (ii) 181,972 shares that are held by Kings Trail Trust dated September 19, 2018. Includes (i) 218,335 private warrants to purchase shares of common stock that are or will become exercisable within 60 days of the Table Date (“Warrants”) and are held by the John P. Amboian 2008 Living Trust and (ii) 109,168 Warrants held by Kings Trail Trust dated September 19, 2018. Mr. Amboian is the sole trustee of the John P. Amboian 2008 Living Trust and his spouse is the sole trustee of the

Kings Trail Trust dated September 19, 2018 and, as such, Mr. Amboian may be deemed to beneficially own the shares and the Warrants held by those trusts. Mr. Amboian disclaims any beneficial ownership of the shares and the Warrants held by these trusts other than to the extent of any pecuniary interest he may have therein, directly or indirectly.

(7) Includes 668,099 shares underlying options that are or will become exercisable within 60 days of the Table Date.

(8) Includes 79,730 shares underlying options that are or will become exercisable within 60 days of the Table Date. Includes 391,324 shares held by RJH Management LLC. Includes 207,465 Warrants held by RJH Management LLC. Mr. Hendrix owns and controls RJH Management and as such, has voting and investment discretion with respect to the shares and Warrants held of record by RJH Management and may be deemed to have shared beneficial ownership of the common stock and the Warrants held directly by RJH Management. Mr. Hendrix disclaims any beneficial ownership of the reported shares

(9) Includes 240,874 shares underlying options that are or will become exercisable within 60 days of the Table Date.

(10) Includes 378,968 shares underlying options that are or will become exercisable within 60 days of the Table Date.

(11) Includes 103,369 shares underlying options that are or will become exercisable within 60 days of the Table Date.

(12) Includes 24,444 shares underlying options that are or will become exercisable within 60 days of the Table Date.

(13) Includes 22,222 shares underlying options that are or will become exercisable within 60 days of the Table Date.

(14) Dr. Moody joined the Board of Directors effective January 17, 2024.

(15) Based solely on a securities purchase agreement, dated as of March 20, 2024, between Armistice Capital Master Fund Ltd. and the Company, the form of which is filed as Exhibit 10.1 to this Annual Report on Form 10-K. In such agreement, Armistice Capital Master Fund Ltd. lists its address as c/o Armistice Capital, LLC, 510 Madison Avenue, 7th Floor, New York, NY 10022. The agreement was executed on behalf of Armistice Capital Master Fund Ltd. by Armistice Capital, LLC, its investment manager. Includes pre-funded warrants to purchase 180,742 shares of common stock. The pre-funded warrants include a provision limiting the holder’s ability to exercise the pre-funded warrants if such exercise would cause the holder to beneficially own greater than 9.99% of the Company and, accordingly, the table excludes pre-funded warrants to purchase 3,569,258 of common stock that would otherwise be immediately exercisable. Excludes common stock purchase warrants to purchase 15,000,000 shares of common stock which are not exercisable within 60 days of the Table Date.

(16) Based solely on a Schedule 13G/A filed with the SEC on January 29, 2024 by BlackRock, Inc. on its own behalf. In such filing, BlackRock, Inc. lists its address as 50 Hudson Yards. New York, NY 10001, and indicates that, as of December 31, 2023, BlackRock, Inc. had sole voting power with respect to 6,101,902 shares of common stock, and that BlackRock, Inc. did not have shared voting power or shared dispositive power with respect to any shares of common stock and had sole dispositive power with respect to 6,248,580 shares of common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information for all equity compensation plans at December 31, 2023, under which the equity securities of the Company were authorized for issuance:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by stockholders:
2020 Plan	9,257,704	$11.27	4,823,519
2020 ESPP	136,530	$0.87	2,306,519

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Certain Directors and Executive Officers

Mr. Croskrey leases a house from Danimer in Brinson, Georgia for a rental fee of $1,000 per month and has an option to purchase such property from Danimer, which option continues co-terminously with Mr. Croskrey’s employment as Chief Executive Officer of Danimer.

Consulting Agreement of Stuart Pratt

On October 3, 2020, Mr. Pratt and Danimer also entered into a Consulting Agreement (“New Pratt Consulting Agreement”), which was effective upon the closing of the Business Combination and terminated in accordance with its terms on October 3, 2023. Under the New Pratt Consulting Agreement, Mr. Pratt is entitled to an annual base salary of $18,000.

Pursuant to a letter agreement, dated as of August 12, 2021, between the Company and Mr. Pratt, in the event that the Company is unable to issue shares of common stock to Mr. Pratt in connection with stock options or restricted stock awards that the Company had previously granted, then the Company shall be contractually obligated to pay Mr. Pratt, upon the exercise of such options or the vesting of such restricted stock, an amount in cash equal to the notional value of each such stock option or restricted stock on such date; provided that any such cash payments shall be payable over a period of three years in equal quarterly installments, starting with the date of the exercise or vesting of such awards.

Indemnification Agreements

We entered into separate indemnification agreements with our directors and executive officers, including each of Messrs. Croskrey, Pratt, Calhoun, Noda, Hunt, Moody, Amboian, Hendrix, Hajost, Van Trump, Smith and Tuten and Mses. Cohen and Ms. Leopold Tilley. These agreements, among other things, require us to indemnify our directors and executive officers for certain expenses, including attorneys’ fees, judgments, fines and settlement amounts incurred by a director or executive officer in any action or proceeding arising out of their services as one of Danimer’s directors or executive officers or as a director or executive officer of any other company or enterprise to which the person provides services at our request.

Director Independence

The Board has evaluated each of its directors’ independence from the Company based on the definition of “independence” established by NYSE and has determined that each of Mses. Cohen and Leopold Tilley and each of Messrs. Amboian, Calhoun, Hendrix, Hunt, Moody and Noda are independent directors, constituting a majority of the Board. The Board has further determined that each member of our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee is “independent” under applicable NYSE rules.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent registered public accounting firm is KPMG LLP, Atlanta, Georgia, Auditor Firm ID: 185

Aggregate fees for professional services rendered for Danimer by KPMG LLP for the fiscal years ended December 31, 2023 and 2022 were as follows, in thousands:

	2023	2022
Audit Fees	$1,390	$1,358
All Other Fees	3	3
Total	$1,393	$1,361

Audit Fees. KPMG was engaged as the Company's independent registered public accounting firm to audit its consolidated financial statements included in its Annual Report on Form 10-K, the quarterly reviews of its financial statements included in its Reports on Form 10-Q, services related to regulatory filings made with the SEC and comfort letters.

All Other Fees. These fees are related to subscriptions to online accounting and educational matters.

Auditor Independence. The Audit Committee has considered the services provided by KPMG and determined that the provision of such services had no effect on KPMG’s independence from the Company.

Audit Committee Pre-Approval Policy and Procedures. The Audit Committee must review and pre-approve all audit and non-audit services provided by KPMG, which was our independent registered public accounting firm as of December 31, 2023, and has adopted a Pre-Approval Policy. In conducting reviews of audit and non-audit services, the Audit Committee will determine whether the provision of such services would impair the auditor’s independence. The term of any pre-approval is twelve months from the date of pre-approval, unless the Audit Committee specifically provides for a different period. Any proposed services exceeding pre-approved fee ranges or limits must be specifically pre-approved by the Audit Committee.

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

3.2	Second Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K (Commission File No. 001-39280) filed on February 3, 2022).
4.1	Form of Common Stock Certificate of the Company (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 (File No. 333-236800) (as amended, the “S-1”)).
4.2	Form of Warrant of the Company (incorporated by reference to Exhibit 4.3 to the S-1).
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

4.7

Warrant to Purchase Common Stock, dated as of March 17, 2023, issued by the Company in favor of Jefferies Funding LLC. (included as Exhibit 4.1 to the Current Report on Form 8-K (Commission File No. 001-39280 filed on March 20, 2023).

4.8	Form of Pre-Funded Common Stock Purchase Warrant (included as Exhibit 4.1 to the Current Report on Form 8-K (Commission File No. 001-39280 filed on March 25, 2024).
4.9	Form of Common Stock Purchase Warrant (included as Exhibit 4.2 to the Current Report on Form 8-K (Commission File No. 001-39280 filed on March 25, 2024).
10.1	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (Commission File No. 001-39280) filed on October 5, 2020).
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

10.6†

Loan Agreement, dated as of April 25, 2019, by and among Carver Development CDE VI, LLC, ST CDE LXII, LLC, and Danimer Scientific Manufacturing, Inc. (incorporated by reference to Exhibit 10.17 to the S-4).

10.7	QLICI Loan and Security Agreement dated as of November 7, 2019, by and between Danimer Scientific Kentucky, Inc. and AMCREF Fund 51, LLC (incorporated by reference to Exhibit 10.18 to the S-4).
10.8

Ratification by Guarantor, dated March 18, 2021, by Meredian Holdings Group, Inc., a Delaware corporation (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K (Commission File No. 001-39280) filed on March 24, 2021).

10.9

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

10.10†	Amended and Restated Master Lease Agreement, dated May 2020, between Store Capital Acquisitions, LLC and Meredian Holdings Group, Inc. (incorporated by reference to Exhibit 10.28 to the S-4).
10.11#

Form of Stock Option Agreement under the Danimer Scientific, Inc. 2020 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.29 to Current Report on Form 8-K (Commission File No. 001-39280) filed on January 5, 2021).

10.12#

Form of Restricted Stock Agreement under the Danimer Scientific, Inc. 2020 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.30 to Current Report on Form 8-K (Commission File No. 001-39280) filed on January 5, 2021).

10.13#

Amended and Restated Employment Agreement, dated as of July 23, 2021, between Danimer Scientific, Inc. and Stephen E. Croskrey (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (Commission File No. 001-39280) filed on July 29, 2021).

10.14#

Performance Stock Agreement, dated July 23, 2021, between the Company and Stephen E. Croskrey (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (Commission File No. 001-39280) filed on July 29, 2021).

10.15#

Stock Option Agreement, dated July 23, 2021, between the Company and Stephen E. Croskrey (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (Commission File No. 001-39280) filed on July 29, 2021).

10.16#

Letter Agreement, dated August 12, 2021, between the Company and Stuart Pratt (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q (Commission File No. 001-39280) filed on August 16, 2021).

10.17

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

10.18

Ratification by Guarantor, dated December 15, 2021, by Meredian Holdings Group, Inc. (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K (Commission File No. 001-39280) filed on December 16, 2021).

10.19	Form of Confirmation for Capped Call Transactions.
10.20#

Employment Agreement, dated as of January 16, 2022, between Michael A. Hajost and Danimer Scientific, Inc. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (Commission File No. 001-39280) filed on January 21, 2021).

10.21

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

10.22

Financing Agreement, dated as of March 17, 2023, by and among the Company, as borrower, and certain subsidiaries of the Company from time to time party thereto (collectively, the “Guarantors”), as guarantors, the lenders from time to time party thereto, and U.S. Bank Trust Company, National Association (“U.S. Bank”), as administrative agent and collateral agent.

10.23	Pledge and Security Agreement, dated as of March 17, 2023, among the Company, the subsidiaries of the Company from time to time parties thereto, and U.S. Bank, as collateral agent.
10.24

First Amendment to Financing Agreement, dated as of July 20, 2023, by and among Danimer Scientific, Inc., as Borrower, certain subsidiaries of Borrower, as Guarantors, the Lenders party thereto, and U.S. Bank Trust Company, National Association, as administrative agent and collateral agent under Loan Documents.

10.25

Placement Agency Agreement dated as of March 20, 2024 by and between Danimer Scientific, Inc. and Roth Capital Partners, LLC (included as Exhibit 10.1 to the Current Report on Form 8-K (Commission File No. 001-39280) filed on March 25, 2024).

10.26

Form of Securities Purchase Agreement by and between Danimer Scientific, Inc. and the purchaser named therein (included as Exhibit 10.2 to the Current Report on Form 8-K (Commission File No. 001-39280) filed on March 25, 2024).

21.1*	Subsidiaries of Danimer Scientific Inc.
23.1*	Consent of KPMG LLP
31.1*	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Executive Officer
31.2*	Rule 13a-14(a)/15(d)-14(a) Certification of Chief Financial Officer
32.1**	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer
97.1*	Danimer Scientific, Inc. Incentive Pay Recovery Policy
101	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Date: March 29, 2024

By: /s/ Stephen E. Croskrey

Stephen E. Croskrey

Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Person	Capacity	Date

/s/ Stephen E. Croskrey	Chief Executive Officer, Director, and Chairman of the Board
Stephen E. Croskrey	(Principal Executive Officer)	March 29, 2024

/s/ Michael A. Hajost	Chief Financial Officer
Michael A. Hajost	(Principal Financial and Accounting Officer)	March 29, 2024

/s/ John P. Amboian
John P. Amboian	Director	March 29, 2024

/s/ Philip Gregory Calhoun
Philip Gregory Calhoun	Director	March 29, 2024

/s/ Cynthia Cohen
Cynthia Cohen	Director	March 29, 2024

/s/ Richard J. Hendrix
Richard J. Hendrix	Director	March 29, 2024

/s/ Gregory Hunt
Gregory Hunt	Director	March 29, 2024

/s/ Allison Leopold Tilley
Allison Leopold Tilley	Director	March 29, 2024

/s/ Dr. David J. Moody
Dr. David J. Moody	Director	March 29, 2024

/s/ Dr. Isao Noda
Dr. Isao Noda	Director	March 29, 2024

/s/ Stuart Pratt
Stuart Pratt	Director	March 29, 2024

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Danimer Scientific, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Danimer Scientific, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

Revenue recognition for research and development services

As discussed in Notes 2 and 13 to the consolidated financial statements, the Company enters into certain contracts with customers to provide research and development services related to developing customized formulations of biodegradable resins based on polyhydroxyalkanoates (PHA). Revenue for such research and development services is recognized over time with progress based on personnel hours incurred to date as a percentage of total estimated personnel hours for each performance obligation identified within the contract.

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

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design of certain internal controls related to the Company’s revenue recognition process for research and development services, including controls related to estimating the stage of completion of the services and the future personnel hours required to complete the services. We evaluated the Company’s estimated stage of completion of the services and the estimated future personnel hours required to complete the services for a selection of research and development service contracts by:

•
interviewing project personnel to gain an understanding of the status of the project including the stage of completion
•
inspecting evidence, such as steering committee materials, status reports or correspondence between the Company and the customer, and comparing them to management’s estimated stage of completion for the related research and development services
•
confirming terms and conditions of the research and development services contracts directly with the customer to assess management’s estimated stage of completion
•
comparing historic estimated future personnel hours to actual personnel hours incurred during the current period to assess management’s ability to estimate
•
comparing the estimated future personnel hours to actual personnel hours incurred subsequent to year- end to assess management’s estimate.

/s/ KPMG LLP

We have served as the Company’s auditor since 2020.

Atlanta, Georgia
March 29, 2024

DANIMER SCIENTIFIC, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
(in thousands, except share and per share data)	2023	2022
Assets:
Current assets:
Cash and cash equivalents	$59,170	$62,792
Accounts receivable, net	15,227	17,989
Other receivables, net	652	1,635
Inventories, net	25,270	32,743
Prepaid expenses and other current assets	4,714	5,225
Contract assets, net	3,005	4,687
Total current assets	108,038	125,071

Property, plant and equipment, net	445,153	453,949
Intangible assets, net	77,790	80,941
Right-of-use assets	19,160	19,028
Leverage loans receivable	31,446	31,446
Restricted cash	14,334	1,609
Other assets	2,210	226
Total assets	$698,131	$712,270

Liabilities and Stockholders' equity:
Current liabilities:
Accounts payable	$5,292	$14,977
Accrued liabilities	4,726	5,001
Unearned revenue and contract liabilities	1,000	-
Current portion of lease liability	3,337	3,337
Current portion of long-term debt, net	1,368	1,972
Total current liabilities	15,723	25,287

Long-term lease liability, net	21,927	22,114
Long-term debt, net	381,436	286,398
Deferred income taxes	-	200
Other long-term liabilities	1,025	659
Total liabilities	$420,111	$334,658

Commitments and contingencies (Note 18)

Stockholders' equity:
'Common stock, $0.0001 par value; 200,000,000 shares authorized: 102,832,103 and 101,804,454 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	$10	$10
Additional paid-in capital	732,131	676,250
Accumulated deficit	(454,121)	(298,648)
Total stockholders’ equity	278,020	377,612
Total liabilities and stockholders’ equity	$698,131	$712,270

The accompanying notes are an integral part of the consolidated financial statements.

DANIMER SCIENTIFIC, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
(in thousands, except share and per share data)	2023	2022

Revenue:
Products	$44,200	$48,420
Services	2,484	4,798
Total revenue	46,684	53,218

Costs and expenses:
Cost of revenue	73,644	63,632
Selling, general and administrative	68,983	81,589
Research and development	29,242	31,939
Loss on sale of assets	246	1
Impairment of long-lived assets	188	63,491
Total costs and expenses	172,303	240,652
Loss from operations	(125,619)	(187,434)
Nonoperating income (expense):
Gain on remeasurement of private warrants	207	9,366
Interest, net	(29,641)	(1,723)
Loss on loan extinguishment	(102)	(1,500)
Other, net	1	723
Total nonoperating income (expense):	(29,535)	6,866
Loss before income taxes	(155,154)	(180,568)
Income taxes	(319)	810
Net loss	$(155,473)	$(179,758)

Basic and diluted net loss per share	$(1.52)	$(1.78)

Weighted average shares outstanding	102,001,812	101,095,341

The accompanying notes are an integral part of the consolidated financial statements.

DANIMER SCIENTIFIC, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Years Ended
	December 31,
(in thousands)	2023	2022
Common stock:
Balance, beginning of period	$10	$10
Issuance of common stock	-	-
Balance, end of period	10	10

Additional paid-in capital:
Balance, beginning of period	676,250	619,145
Stock-based compensation expense	56,035	56,958
Adjustment to liability classified awards	(770)	-
Warrants issued with Senior Secured Term Loan	510	-
Stock issued under stock compensation plans	281	592
Issuance of common stock, net of issuance costs	(25)	(236)
Shares retained for employee taxes	(150)	(154)
Costs related to warrants	-	(55)
Balance, end of period	732,131	676,250

Accumulated deficit:
Balance, beginning of period	(298,648)	(118,890)
Net loss	(155,473)	(179,758)
Balance, end of period	(454,121)	(298,648)
Total stockholders' equity	$278,020	$377,612

The accompanying notes are an integral part of the consolidated financial statements.

DANIMER SCIENTIFIC, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	December 31,
(in thousands)	2023	2022
Cash flows from operating activities:
Net loss	$(155,473)	$(179,758)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of long-lived assets	188	63,491
Stock-based compensation	56,035	56,958
Depreciation and amortization	29,377	20,453
Amortization of debt issuance costs	8,990	2,104
Accounts receivable reserves	(1,422)	1,904
Inventory reserves	949	101
Loss on extinguishment of debt	102	1,500
Contract asset reserve	-	1,216
Gain on remeasurement of private warrants	(207)	(9,366)
Deferred income taxes	(199)	(814)
Amortization of right-of-use assets and lease liability	(319)	(367)
Loss on disposal of assets	246	-
Other	967	62
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	4,184	(3,056)
Other receivables	595	2,513
Inventories, net	6,481	(11,170)
Prepaid expenses and other current assets	2,599	2,662
Contract assets	(1,011)	(1,853)
Other assets	(119)	(479)
Accounts payable	(635)	(1,565)
Accrued liabilities	604	(5,969)
Other long-term liabilities	(196)	(190)
Unearned revenue and contract liabilities	1,000	(214)
Net cash used in operating activities	(47,264)	(61,837)
Cash flows from investing activities:
Purchases of property, plant and equipment and intangible assets	(27,685)	(164,486)
Investment in leverage loans receivable related to NMTC financing	-	(18,037)
Acquisition of Novomer, net of cash acquired	-	(14)
Proceeds from sales of property, plant and equipment	22	55
Net cash used in investing activities	(27,663)	(182,482)
Cash flows from financing activities:
Proceeds from long-term debt	130,000	24,700
Cash paid for debt issuance costs	(33,296)	(1,591)
Principal payments on long-term debt	(13,030)	(1,504)
Proceeds from employee stock purchase plan	281	377
Proceeds from issuance of common stock, net of issuance costs	225	(236)
Proceeds from exercise of stock options	-	215
Employee taxes related to stock-based compensation	(150)	(154)
Cost related to warrants	-	(55)
Net cash provided by financing activities	84,030	21,752
Net increase (decrease) in cash and cash equivalents and restricted cash	9,103	(222,567)
Cash and cash equivalents and restricted cash-beginning of period	64,401	286,968
Cash and cash equivalents and restricted cash-end of period	$73,504	$64,401

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

The Company (formerly Live Oak Acquisition Corp. (“Live Oak”)), was incorporated in the State of Delaware on May 24, 2019 as a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, recapitalization, reorganization, or similar business combination with one or more businesses. Live Oak completed its initial public offering in May 2020. On December 29, 2020 (“Closing Date”), Live Oak consummated a business combination (“Business Combination”) with Meredian Holdings Group, Inc. (“MHG” or “Legacy Danimer”), with Legacy Danimer surviving the merger as a wholly owned subsidiary of Live Oak. The Business Combination was accounted for as a reverse recapitalization, meaning that Legacy Danimer was treated as the accounting acquirer and Live Oak was treated as the accounting acquiree. Effectively, the Business Combination was treated as the equivalent of Legacy Danimer issuing stock for the net assets of Live Oak, accompanied by a recapitalization. In connection with the Business Combination, Live Oak changed its name to Danimer Scientific, Inc. On August 11, 2021, we closed the acquisition of Novomer, Inc. (integrated into our business as “Danimer Catalytic Technologies”).

Financial Statements

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and consolidate all assets and liabilities of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated. We have made certain balance sheet and cash flow reclassifications to previously reported amounts to conform to the current presentation. In preparing these consolidated financial statements, we have considered, and where appropriate, included the effects of the COVID-19 pandemic on our operations.

We do not have any material items of other comprehensive income (loss); accordingly, there is no difference between net loss and comprehensive loss and we have not presented a separate Statement of Comprehensive Income (Loss) that would otherwise be required.

Risks and Uncertainties

Preparation of these consolidated financial statements is on a going concern basis of presentation according to GAAP, which assumes that we will continue our operations for the foreseeable future and be able to realize our assets and discharge our liabilities and commitments in the normal course of business.

Historically, we have financed our operations through capital calls, issuance of equity, and debt financing, such as our senior secured term loan, convertible notes, and new market tax credit transactions described in Note 11. These financings have been used to fund working capital, capital expenditures, and our day-to-day operations.

Based on our current plans and projections, we believe our year end unrestricted cash resources of $59.2 million at December 31, 2023, will be sufficient to satisfy our liquidity requirements for more than one year from when these consolidated financial statements were issued.

Our ability to generate revenues in the near-term is highly dependent on the successful commercialization of our biopolymer products, which is subject to certain risks and uncertainties. As the market for our products expands, we anticipate that it will take time for our PHA production to ramp-up to an economical scale sufficient to fund our operations. As a result, we have experienced significant losses and negative cash flows in recent years and this may continue in the near term, as we incur costs and expenses for the continued development and expansion of our business, including the costs of enhancing manufacturing capacity and ongoing product research and development. The amounts we spend will impact our ability to become profitable and this spending will depend, in part, on the number of new products that we attempt to develop.

Our long-term success is largely based on our PHA based resin go-to-market strategy and the effective development of alternative biodegradable resin products to support a variety of end-use cases. The Company is in discussions with large restaurant chains and consumer goods companies and their converters to expand the use of our PHA-based resins in straws, single-use food packaging, and utensils. Customer trends and government regulations are moving toward non-petroleum-based plastics; however, due to recent economic conditions, including the COVID-19 pandemic and supplemental supply chain disruptions, decreased Eastern European demand due to the conflict in Ukraine, and rising inflation, projected sales growth has shifted into later periods.

As a result of these developments, we have taken actions to reduce our operating costs across all areas of the business and to more closely monitor our liquidity position. For example, we have reduced discretionary spending, reduced labor costs through employee headcount rationalization, increased focus by senior management on collections of accounts receivable, postponed certain capital expenditures, and launched an initiative to reduce on-hand inventory levels to respond to the business environment.

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

Cash and Cash Equivalents and Restricted Cash

We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents include cash or deposits with financial institutions and deposits in highly liquid money market securities. Deposits with financial institutions are insured by the Federal Deposit Insurance Corporation up to $250,000. Our bank deposits exceed federally insured limits.

Restricted cash consists of funds that are contractually restricted as to usage or withdrawal due to contractual agreement. At December 31, 2023 and 2022, long-term restricted cash included $14.3 million and $1.6 million, respectively, related to amounts required under the Senior Secured Term Loan and New Markets Tax Credit (“NMTC”) debt agreements with various lenders.

Accounts Receivable, net

We record accounts receivable at the stated amount of the transactions with our customers. The allowance for credit losses is our best estimate of the amount of probable credit losses associated with our accounts receivable. We determine the allowance based on historical experience, current conditions, and reasonable and supportable forecasts. Past-due balances are reviewed individually for collectability. We charge off account balances against the allowance after we have exhausted all means of collection and we consider the potential for recovery to be remote. At December 31, 2023 and 2022, the allowances for credit losses were $1.0 million and $2.4 million, respectively.

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

Impairment of Goodwill and Long-Lived Assets

We tested goodwill for impairment annually as of November 1 or more frequently if events or circumstances indicate possible impairment. In 2022, following a sustained decline in our market capitalization level below our book equity value and other macroeconomic factors, we determined our goodwill was fully impaired and recorded an impairment charge of $62.7 million.

Long-lived assets, such as property, plant and equipment and finite-lived intangible assets, are amortized over their respective estimated useful lives and reviewed for impairment if events or circumstances indicate possible impairment.

As of December 31, 2023 and 2022, we performed a recoverability test for our long-lived assets by comparing their aggregate carrying value to our forecasted undiscounted cash flows over the weighted average useful life of our assets and determined there was no impairment.

Convertible Notes and Capped Call

We account for the Convertible Notes (See Note 11) at stated carrying value, net of issuance costs. Additionally, we determined that the conversion feature qualified for a “scope exception” from treatment as a derivative since the conversion feature qualifies as “fixed for fixed”, meaning the settlement is equal to the difference between a fixed monetary amount of convertible notes and the fair value of a fixed number of our shares. Therefore, we did not separately account for the conversion feature as a derivative.

While the Convertible Notes are subject to redemption at the option of the noteholder in certain situations, we concluded that the risks associated with the redemption provisions are clearly and closely associated with the risks associated with the Convertible Notes themselves since they were not issued at a “substantial discount or premium”, and since the redemption provisions include only principal and accrued interest and are not adjusted based on any index other than our common stock.

In conjunction with the Convertible Notes, we entered into capped call transactions in which we purchased a call option to receive shares of our common stock. The capped call options are legally separate from the convertible notes, and we accounted for the capped call options separately from the convertible debt. The capped call options are indexed solely to our own common stock and classified in stockholders’ equity since we retain the right to receive shares, at our option, if we exercise the capped call options. We recorded the premiums paid for the capped call options, equal to their fair value at inception, as a reduction to additional paid-in capital.

Debt Issuance Costs

Debt issuance costs related to long-term debt are reported as a direct deduction from that debt, except for costs associated with debt instruments with no outstanding borrowings, which are reflected as an asset. Debt issuance costs are amortized using the effective interest rate method over the term of the related debt. Amortization of debt issuance costs is included in interest expense and was $9.0 million and $2.1 million, respectively, during 2023 and 2022.

Revenue Recognition

We recognize revenue from product sales and services in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“ASC 606”). We recognize revenue when our customer obtains control of promised goods or services, in an amount that reflects the consideration that we expect to receive in exchange for those goods or services. At contract inception, we assess the goods or services promised within each contract and determine which are performance obligations and assess whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

We derive our revenues primarily from: 1) product sales of developed compostable resins based on polyhydroxyalkanoates (“PHA”), polylactic acid (“PLA”) and other renewable materials; and 2) research and development (“R&D”) services related to developing customized formulations of biodegradable resins based on PHA.

We generally produce and sell finished products, for which we recognize revenue upon shipment, which is typically when control of the underlying product is transferred to the customer and all other revenue recognition criteria have been met. We offer a standard quality assurance warranty related to the fitness of our finished goods. Variable consideration such as discounts, rebates, or volume discounts that we estimate to reduce our transaction price are not material.

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

For our R&D service revenues, we estimate the number of personnel hours to be incurred for each contract based on our expertise and experience in providing these services. These estimates may ultimately differ from the actual hours incurred. An increase of 10% in the estimated hours remaining to complete each of our R&D contracts at December 31, 2023 would have reduced our revenue by $0.2 million.

Contract assets primarily represent R&D service revenue for which we do not presently have an unconditional right to payment (generally not yet billable) based on the terms of the contracts. Contract assets at December 31, 2023 are reported net of an allowance for credit losses. We evaluate our contract assets for collectability. We consider historical losses adjusted to take into account current market conditions and our customers’ financial condition. We did not have probable incurred losses associated with contracts with customers for the years ended December 31, 2023 or 2022.

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

Advertising Costs

We charge advertising costs to selling, general and administrative expense as incurred. Advertising costs were not material during 2023 or 2022.

Research and Development Costs

We charge research and development costs to expense as incurred. Research and development costs include labor costs, depreciation, amortization, stock-based compensation, consulting and other external fees, and facility costs directly attributable to research and development activities.

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

Recently Issued Accounting Pronouncements

In November 2023, the FASB issued new guidance that requires enhanced disclosures related to reportable segments that includes, among other disclosures, identifying significant segment expenses on an annual and interim basis. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted and the guidance must be applied retrospectively to all prior periods presented in the financial statements. We do not expect this pronouncement to have a material impact on our consolidated financial statements or related disclosures.

In December 2023, the FASB issued new guidance that requires enhanced income tax disclosures related to the rate reconciliation, information on income taxes paid and other items. The guidance is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The standard permits both prospective and retrospective application. We do not expect this pronouncement to have a material impact on our consolidated financial statements or related disclosures.

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

Level 1

The carrying amounts of our cash and cash equivalents and restricted cash were measured using quoted market prices in active markets and represent Level 1 investments. Our other financial instruments such as accounts receivable, accounts payable and accrued expenses, approximate their fair values due to their short maturities. The fair value of our Convertible Notes, based on trades made around December 31, 2023 was approximately $41.4 million.

We value our restricted stock and restricted stock units that do not include market or performance factors at the closing price of a share of our common stock on the grant date.

We value our restricted stock units with performance factors at the closing price of a share of our common stock on the grant date or on each period end date, or $1.02 at December 31, 2023, for those such grants that include a cash settlement feature.

Level 2

We value restricted stock and stock option awards that contain a market-based vesting provision using a Monte Carlo simulation, which takes into account a large number of potential stock price scenarios over time and incorporates varied assumptions about volatility and exercise behavior for those various scenarios. These assumptions are based on market data but cannot be directly observed. A fair value is determined for each potential outcome.

The table below provides the calculated fair values of, and the associated values used for Monte Carlo valuations of, certain awards.

	December 19, 2023
	Stock Options	Restricted Stock
Fair value at modification date	$0.17	$0.38
Number of units	2,571,737	754,518
Variables used in determining modification date fair value:
Volatility	75.00%	75.00%
Risk-free rate	3.92%	3.92%
Expected term (in years)	7.03	7.03

We estimated the fair value of our Senior Secured Term Loan (See Note 11), based on an analysis of market activity since loan inception at December 31, 2023 and determined it was approximately $55.8 million.

Level 3

We value stock options, including ESPP (See Note 14), and Private Warrants (See Note 10) using the Black-Scholes option pricing model on the respective grant dates. We re-value the Private Warrants and any stock options with a cash-settlement feature at the end of each quarter. Since our stock price history as a publicly traded company is shorter in duration than the expected lives of our options (other than ESPP), we use a peer group to assess volatility. We have not paid and do not currently anticipate paying a cash dividend on our common stock, so we have set the expected annual dividend yield to zero for all calculations. We used risk-free rates equal to the U.S. Treasury yield curves in effect as of each valuation date for durations equal to the expected lives of each instrument. We use the simplified method under Staff Accounting Bulletin Topic 14, defined as the mid-point between the vesting period and the contractual term for each option, to determine the expected lives of stock options, and we use the remaining contractual life of the warrants as their expected life.

The following table sets forth the ranges of calculated fair values of, and the associated ranges of values used for remeasurement in our Black Scholes calculations for, stock options, other than ESPP.

	December 31,	Years Ended December 31,
	2023	2023	2022
Share prices of our common stock	$1.02	$1.02-$2.58	$1.79 - $5.86
Expected volatilities	54.21%	49.30% - 55.59%	44.42% - 51.30%
Risk-free rates of return	3.83%	3.77% - 4.04%	1.66% - 3.96%
Expected option terms (years)	4.34	3.57 - 6.00	4.56 - 6.00
Calculated option values	$0.10	$0.00 - $1.34	$0.03 - $2.68

The table below sets forth the fair values we calculated and the inputs we used in our Black Scholes models for Private Warrants.

	December 31,	December 31,
	2023	2022
Share price of our common stock	$1.02	$1.79
Expected volatility	56.66%	55.83%
Risk-free rate of return	4.31%	4.13%
Expected warrant term (years)	2.00	3.00
Fair value determined per warrant	$0.00	$0.05

Note 4. Inventories, net

Inventories, net consisted of the following:

	December 31,	December 31,
(in thousands)	2023	2022
Raw materials	$10,867	$19,964
Work in process	546	1,524
Finished goods and related items	13,857	11,255
Total inventories, net	$25,270	$32,743

At December 31, 2023 and 2022, finished goods and related items included $7.6 million and $4.9 million, respectively, of finished neat PHA.

Note 5. Property, Plant and Equipment, net

Property, plant and equipment, net, consisted of the following:

		December 31,	December 31,
(in thousands)	Estimated Useful Life (Years)	2023	2022
Land and improvements	20	$92	$92
Leasehold improvements	Shorter of useful life or lease term	110,531	109,805
Buildings	20-40	2,191	2,156
Machinery and equipment	3-20	190,111	180,846
Motor vehicles	7-10	903	921
Furniture and fixtures	3-10	474	473
Office equipment	3-10	7,415	5,976
Construction in progress	N/A	202,998	198,545
		514,715	498,814
Accumulated depreciation and amortization		(69,562)	(44,865)
Property, plant and equipment, net		$445,153	$453,949

We reported depreciation and amortization expense (which included amortization of intangible assets) as follows:

	Years Ended December 31,
(in thousands)	2023	2022
Cost of revenue	$20,385	$12,249
Research and development	7,802	5,797
Selling, general and administrative	1,190	2,407
Total depreciation and amortization expense	$29,377	$20,453

Construction in progress consists primarily of the early phases of construction of a PHA plant in Bainbridge, Georgia as noted in the table below.

(in thousands)	December 31, 2023	December 31, 2022
Georgia	$199,342	$191,576
New York	1,960	4,959
Kentucky	1,696	2,010
	$202,998	$198,545

We do not have expected in-service dates for our Greenfield Facility in Bainbridge, Georgia, since we have paused major construction. We will need to obtain additional financing to complete our Greenfield Facility, in 2022, our engineers estimated this cost would range from $515 million to $665 million, which does not consider any effect of inflation, and if we do not obtain financing, our investment could be impaired.

Property, plant and equipment at December 31, 2023 and 2022 included gross capitalized interest of $15.0 million and $14.6 million, respectively. In 2023 and 2022, we capitalized interest costs of $0.4 million and $8.9 million, respectively, to property, plant and equipment.

Note 6. Intangible Assets

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

We capitalize patent acquisition costs and legal fees related to the defense of patents when we believe a successful defense of that patent is probable and that a successful defense increases the value of the patent. Patent costs are amortized on a straight-line basis over their estimated useful lives, which range from 10 to 20 years. Our intangible portfolio has an estimated weighted average useful life of 17.6 years.

Intangible assets, net, consisted of the following:

	December 31	December 31,
(in thousands)	2023	2022
Intangible assets, gross	$95,765	$94,291
Less capitalized patent costs not yet subject to amortization	(2,838)	(1,604)
Intangible assets subject to amortization, gross	92,927	92,687
Accumulated amortization	(17,975)	(13,350)
Intangible assets subject to amortization, net	74,952	79,337
Total intangible assets, net	$77,790	$80,941

Amortization expense was $4.6 million and $4.8 million, respectively, during 2023 and 2022 and is included primarily in research and development costs.

We expect intangible assets currently subject to amortization will amortize over the coming years as follows:

(in thousands) Years Ending December 31:	Amortization Expense
2024	$4,260
2025	4,260
2026	4,260
2027	4,260
2028	4,260
Thereafter	53,652
Total	$74,952

Note 7. Leases

We currently lease our facility in Winchester, Kentucky and certain facilities in Bainbridge, Georgia under an operating lease. As of December 31, 2023, the lease had a remaining term of 15 years. During 2023, we concluded that it is reasonably certain that we will exercise our four, five-year extension options under the lease, resulting in a twenty-year extension of the lease term. As a result, we remeasured the lease to include the extended lease term using an estimated incremental borrowing rate of 14.4%, which resulted in increases to our right-of-use asset and lease liability of $0.1 million each.

We also lease our facility in Rochester, New York under an operating lease. At acquisition date, we evaluated the present value of future lease payments using an estimated incremental borrowing rate of 11.5%. As of December 31, 2023, the lease had a remaining term of approximately four years with an option for a five year renewal term, which we have included for lease accounting purposes.

The following table sets forth the allocation of our operating lease costs.

	Years Ended December 31,
(in thousands)	2023	2022
Cost of revenue	$2,642	$2,506
Selling, general and administrative	135	469
Research and development	914	536
Total operating lease cost	$3,691	$3,511

The following table reconciles the undiscounted future lease payments for operating leases to the operating lease liabilities at December 31, 2023.

(in thousands)
Undiscounted future operating lease cash flows for the periods ending December 31,
2024	$3,720
2025	3,720
2026	3,725
2027	3,732
2028	3,732
Thereafter	101,068
119,697
Less interest	(94,433)
Present value of lease liability	$25,264

Note 8. New Market Tax Credit Transactions

We have entered into financing arrangements under the New Markets Tax Credit (“NMTC”) program with various unrelated third-party financial institutions (“NMTC Investors”) during 2019 and 2022. The NMTC program was provided for in the Community Renewal Tax Relief Act of 2000 (“Act”) to induce capital investment in qualified lower income communities. The Act permits taxpayers to claim credits against their federal income taxes for up to 39% of qualified investment in the equity of the community development entities (“CDEs”). CDEs are privately managed investment institutions that are certified to make qualified low-income community investments.

These financing arrangements were structured with the NMTC Investors, their wholly owned investment funds (“Investment Funds”) and their wholly owned CDEs in connection with our participation in qualified transactions under the NMTC program. In each of the financing arrangements, we loaned money (in the form of leverage loans) to the Investment Funds and the NMTC Investors invested in the Investment Funds. Each Investment Fund then contributed the funds from our loan and the NMTC Investor’s investment to a CDE. Each CDE then loaned the contributed funds to a wholly owned subsidiary of the Company.

The NMTC Investors are entitled to substantially all of the benefits derived from the tax credits. The NMTC tax credits are subject to recapture for a compliance period of seven years. During the compliance period, we are required to comply with various regulations and contractual provisions that apply to the NMTC arrangements. We have agreed to indemnify the NTMC Investors for any losses or recaptures of the NMTCs until such time as our obligations to deliver tax benefits are relieved. We do not expect the maximum potential amount of future payments under this indemnification to exceed the face amount of the related debt, net of leverage loans receivable, totaling $14.3 million at both December 31, 2023 and 2022. We believe that the likelihood of a required payment under this indemnification is remote. We do not anticipate any credit recaptures will be required in connection with the financing arrangements, and there have been no credit recaptures as of December 31, 2023. The arrangements also include a put/call feature which becomes enforceable at the end of the compliance periods whereby we may be obligated or entitled to repurchase the NMTC Investor’s interests in each of the Investment Funds for a nominal amount or fair value. We believe the NMTC Investors will exercise their put options at the end of the compliance periods for each of the transactions for nominal amounts. The value attributed to the puts/calls is nominal.

We have determined that each NMTC program contains a variable interest entity (“VIE”). The ongoing activities of the Investment Funds consist of collecting and remitting interest and fees and maintaining continued compliance with the NMTC program. The responsibility for performing these ongoing activities resides with the NMTC Investors. The NMTC Investors were also integral during the initial designs of the Investment Funds and created the structures that allow the NMTC Investors to monetize the tax credits available through the NMTC programs.

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

Restricted cash included $1.8 million and $1.6 million at December 31, 2023 and 2022, respectively, related to these NMTC arrangements for interest payments and management fees during the compliance periods.

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

Note 9. Accrued Liabilities

The components of accrued liabilities were as follows:

	December 31,	December 31,
(in thousands)	2023	2022
Compensation and related expenses	$1,692	$1,305
Accrued legal, consulting and professional fees	839	443
Accrued taxes	552	669
Accrued interest	440	134
Accrued utilities	350	415
Accrued rebates	233	-
Construction in progress accruals	191	1,089
Purchase accrual	8	401
Other	421	545
Total accrued liabilities	$4,726	$5,001

Note 10. Private Warrants

At December 31, 2023 and 2022, there were 3,914,525 outstanding warrants to purchase shares of our common stock at an exercise price, subject to adjustments, of $11.50 per share (“Private Warrants”) that were privately placed prior to the Business Combination. On December 28, 2025, any then-outstanding Private Warrants will expire.

We report the Private Warrants as liabilities at their fair values each period end, with changes in the fair value of the Private Warrants recorded as a non-cash charge or gain. The Private Warrants are included in other long-term liabilities. A roll-forward of the private warrants liability is below.

(in thousands)
Balance at December 31, 2021	$(9,578)
Gain on remeasurement of private warrants	9,366
Balance at December 31, 2022	(212)
Gain on remeasurement of private warrants	207
Balance at December 31, 2023	$(5)

Note 11. Debt

The components of long-term debt were as follows:

	December 31,	December 31,
(in thousands)	2023	2022
3.25% Convertible Senior Notes	$240,000	$240,000
Senior Secured Term Loan	130,000
New Market Tax Credit Transactions	45,700	45,700
Insurance Premium Finance Notes	1,243	1,828
Vehicle and Equipment Notes	327	366
Mortgage Notes	192	218
Subordinated Term Loan	-	10,205
Total	$417,462	$298,317
Less: Total unamortized debt issuance costs	(34,658)	(9,947)
Less: Current maturities of long-term debt	(1,368)	(1,972)
Total long-term debt	$381,436	$286,398

3.25% Convertible Senior Notes

On December 21, 2021, we issued $240 million principal amount of our Convertible Senior Notes (“Convertible Notes”) subject to an indenture (“Indenture”).

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

The Convertible Notes accrue interest at a rate of 3.25%, payable semi-annually in arrears on June 15 and December 15 of each year, beginning on June 15, 2022. The Convertible Notes will mature on December 15, 2026. Before June 15, 2026, noteholders will have the right to convert their Convertible Notes only upon the occurrence of certain events. Starting on June 15, 2026, noteholders may convert their Convertible Notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date. We will settle conversions by paying or delivering, as applicable, cash, shares of common stock or a combination of cash and shares, at our election. The initial conversion rate is 92.7085 shares of common stock per $1,000 principal amount of Convertible Notes, or approximately $10.79 per share of common stock. The conversion rate and conversion price will be subject to customary adjustments upon the occurrence of certain events. In addition, if certain corporate events that constitute a “Make-Whole Fundamental Change” (as defined in the Indenture) occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time.

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

The number of shares to be delivered upon such exercise depends on the market value of our common stock at the time of exercise, subject to a cap initially equal to $16.92, and an initial strike price of $10.79 per share. The cap and strike price are subject to adjustment in response to specified changes in our capitalization such as stock splits. Considering these unadjusted figures and assuming a cash settlement of the principal amount of the Convertible Notes upon a conversion, if we settle the incremental value of the Convertible Notes upon conversion with shares when the market price (as measured according to the terms of the Capped Call) of our common stock is between $10.79 and $16.92, we will be able to call shares equal to the number of incremental shares issuable under the Notes. If such stock price is less than that, then the Capped Calls are “out of the money” and we would not exercise them. To the extent such stock price is greater than $16.92, the Capped Calls would not supply enough shares to entirely offset the number of incremental shares to be issued. We may net-settle the Capped Calls and receive cash instead of shares. We have not exercised any of the Capped Calls at December 31, 2023, and the Capped Calls expire on April 12, 2027.

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

In connection with the Senior Secured Term Loan, we also issued warrants with a five-year maturity to the lender to purchase 1.5 million shares of our common stock at an exercise price of $7.50 per share. We determined the fair value of these warrants as of the closing date was $0.5 million using the Black-Scholes model and included this amount in additional paid-in capital.

New Markets Tax Credit Transactions

We have entered into financing arrangements under the NMTC program as described in Note 8.

Insurance Premium Finance Notes

In June 2023 and December 2023, we entered into financing agreements related to the premiums of certain insurance policies. These notes each have a one year term and bear interest at 8.24%, respectively.

Vehicle and Equipment Notes

We have fourteen vehicle and equipment notes outstanding at December 31, 2023 primarily relating to motor vehicles and warehouse equipment. We make monthly payments on these notes at interest rates ranging from 3.75% to 6.99%.

Mortgage Notes

We have a mortgage note secured by residential property. This note bears interest at 5.25%, with a maturity date in May 2025.

Subordinated Term Loan

In March 2019, we, through a subsidiary, entered into a subordinated second credit agreement (“Subordinated Term Loan”) for $10.0 million in term loans.

During 2023, we paid $10.2 million of principal and accrued interest, which satisfied the entire balance of the loan.

Cash Maturities

As of December 31, 2023, the future cash maturities of long-term debt are as follows:

(in thousands)	Amount
Years Ended December 31
2024	$1,368
2025	265
2026	261,087
2027	130,035
2028	7
Thereafter	24,700
Total future maturities	$417,462

Note 12. Equity

Common Stock

The following table summarizes the common stock activity for the years ended December 31, 2023 and 2022:

	Years Ended December 31,
	2023	2022
Balance, beginning of period	101,804,454	100,687,820
Issuance of common stock	1,027,649	1,116,634
Balance, end of period	102,832,103	101,804,454

Preferred Stock

We are authorized to issue up to 10,000,000 shares of preferred stock, each with a par value of $0.0001 per share. As of December 31, 2023 and 2022, no shares of preferred stock were issued or outstanding.

Earnout Shares

The Legacy Danimer shareholders are entitled to receive up to an additional 3,500,000 shares of our common stock (“Earnout Shares”) if the volume-weighted average price (“VWAP”) of our shares equals or exceeds the following prices for any 20 trading days within any 30 trading-day period between June 29, 2021 and the following dates:

Final Trading Period End Date	Number of Shares	VWAP Target
December 31, 2025	2,500,000	$20.00
December 31, 2025	1,000,000	$25.00

The Earnout Shares are included in our equity.

Non-Plan Legacy Danimer Options

Prior to 2017, Legacy Danimer had issued 208,183 stock options that were not a part of either the 2016 Executive Plan or the 2016 Omnibus Plan. These options had a weighted average exercise price of $30 per share. On December 29, 2020, the then-remaining 30,493 of these options were converted to options to purchase 279,255 shares of our common stock with a weighted average exercise price of $3.28 per share. None of these options were exercised in 2023 or 2022. There were 125,492 Legacy Danimer options remaining outstanding at December 31, 2023 and 2022.

Equity Distribution Agreement

On September 7, 2022, we entered into an equity distribution agreement (“Equity Distribution Agreement”) with Citigroup Global Markets Inc. as manager, under which we may issue and sell shares of our common stock “at the market” from time-to-time with an aggregate offering price of up to $100 million (“ATM Offering”). Under the Equity Distribution Agreement, the manager may sell small volumes of our common stock at the prevailing market price, during such times and at such terms as we have predesignated. We have no obligation to sell any shares and may at any time suspend offers and sales that are part of the ATM Offering or terminate the Equity Distribution Agreement. We have incurred life-to-date issuance costs of $1.4 million, which were primarily one-time costs, but which also included less than $0.1 million in commissions to the manager. As of December 31, 2023, $98.6 million remains available for distribution under the Equity Distribution Agreement.

For the year ended December 31, 2023, we issued 378,057 shares at an average price of $1.28 per share resulting in proceeds of $0.5 million. For the year ended December 31, 2022, we issued 212,604 shares at an average price of $4.15 resulting in proceeds of $0.9 million.

Anti-dilutive Instruments

The following instruments were excluded from the calculation of diluted shares outstanding because the effect of including them would have been anti-dilutive.

	Years Ended December 31,
	2023	2022
Convertible Notes	22,250,040	22,250,040
Employee stock options	9,257,704	11,844,644
Private Warrants	3,914,525	3,914,525
Senior Secured Term Loan Warrants	1,500,000	-
Restricted shares and RSUs	1,034,872	2,209,288
Performance shares	127,770	50,251
Legacy Danimer options	125,492	125,489
Total excluded instruments	38,210,403	40,394,237

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

Senior Secured Term Loan Warrants

On March 17, 2023, we issued warrants to purchase 1.5 million shares of our common stock for $7.50 per share in connection with the Senior Secured Term Loan. These warrants were accounted for as an equity arrangement and are included in additional paid-in capital at December 31, 2023.

Note 13. Revenue

We evaluate financial performance and make resource allocation decisions based upon the results of our single operating and reportable segment; however, we believe presenting revenue split between our primary revenue streams of products and services best depicts how the nature, amount, timing and certainty of our net sales and cash flows are affected by economic factors.

We defer certain contract fulfillment costs that meet the criteria for capitalization. These costs are amortized to cost of revenue on a per-pound basis as we sell the related product. During 2023 and 2022, we charged $1.1 million and $0.5 million, respectively, of fulfillment costs to cost of revenue. At December 31, 2023, we had gross fulfillment costs of $1.3 million and net fulfillment costs of $1.1 million which were included in other assets. At December 31, 2022, we had gross fulfillment costs of $3.2 million and net fulfillment costs of $1.9 million which were included in contract assets, net.

R&D contract assets, net were $3.7 million and $2.8 million at December 31, 2023 and 2022, respectively. The long term portion of these assets of $0.7 million at December 31, 2023 is included in other assets. Revenue recognized that was included in contract liabilities at the beginning of the period was not material for 2023 and was approximately $2.1 million during 2022.

Concentration of Risk

We have a relatively low number of customers. At December 31, 2023, and 2022, our top five customers collectively represented approximately 92% and 87% of total accounts receivable, respectively.

In 2023, we had three customers that individually accounted for more than 10% of total revenue and collectively represented 65% of total revenue. In 2022, we had two customers that each individually accounted for more than 10% of total revenue and that collectively represented 40% of total revenue.

Disaggregated Revenues

Revenue by geographic areas is based on the location of the customer. The following is a summary of revenue information by major geographic area:

	Years Ended December 31,
(in thousands)	2023	2022
Domestic	$44,418	$45,802
Germany	1,386	2,906
Poland	232	311
Belgium	201	3,052
Austria	107	888
All other countries	340	259
Total revenues	$46,684	$53,218

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

The 2020 Incentive Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock units, performance stock and performance stock units.

As of December 31, 2023 and 2022, 4,823,519 and 1,657,240 shares, respectively, of our common stock remained authorized for issuance with respect to awards under the 2020 Incentive Plan.

The 2020 ESPP provides for the sale of our common stock to our employees through payroll withholding at a discount of 15% from the lower of the closing price of our common stock on the first or last day of each biannual offering period. Up to 2,571,737 shares of our common stock were authorized to be issued under this plan. We issued 182,037 and 78,168 shares during the years ended December 31, 2023 and 2022, respectively, and 2,306,519 shares remain in the pool at December 31, 2023.

These share pool limits are subject to adjustment in the event of a stock split, stock dividend or other changes in our capitalization.

The following table sets forth the allocation of our stock-based compensation expense.

	Years Ended December 31,
(in thousands)	2023	2022
Cost of revenue	$10	$60
Selling, general and administrative	48,760	49,387
Research and development	7,069	7,321
Total stock-based compensation	$55,839	$56,768

Service-based Restricted Stock and RSUs

A summary of service-based restricted stock and RSU activity under our equity plans follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Balance, December 31, 2021	1,011,892	$37.09
Granted	191,751	$4.93
Vested	(505,945)	$37.09
Forfeited	(6,250)	$-
Balance, December 31, 2022	691,448	$28.51
Granted	159,072	$2.99
Vested	(578,970)	$37.09
Balance, December 31, 2023	271,550	$4.40

We recognize compensation expense for these awards on straight-line basis from the grant date through the relevant vesting dates, which range from one to three years. We recognized $19.2 million of such expense during 2023 and 2022. The total fair values of restricted stock and RSU awards that vested during 2023 and 2022 were $0.6 million and $0.9 million, respectively.

Market-based Restricted Stock

During 2021, we granted 1,517,840 shares of restricted stock for which the restrictions lapse on successive thirds of the award on the first date the volume-weighted average price per share of our common stock equals or exceeds $24.20 for any 20 trading dates within 30-day trading periods beginning on December 29, 2021, 2022, and 2023, respectively. We recognized $18.5 million of related expense during 2023 and 2022. During 2023, we instituted a cash settlement feature for certain of these awards if the 2020 Incentive Plan does not have enough shares remaining to fulfill these awards at the time of vesting. As such, 754,818 of the 1,517,840 shares of market-based restricted stock are accounted for as liabilities that are marked to market each period. We recognized a liability of $0.3 million as a result of this feature, which was reclassified from additional paid-in capital and no incremental compensation cost was recognized. All of these shares remained outstanding at December 31, 2023.

Performance-based Restricted Stock Units

During 2021, we initiated a Performance-based RSU (“PRSU”) program. Under this program, each participant is awarded a number of units that may vest based on our performance against one or more specified metrics, with 50% to 100% of these PRSUs vesting proportionally with achieved threshold and target attainment levels. In some cases, these PRSUs contain a cash settlement feature and we accounted for these PRSUs as liabilities that are marked to market using the price of our common stock at the end of each reporting period with a life-to-date expense adjustment.

At December 31, 2023 and 2022, the long-term liability for these performance shares was $0.1 million and $0.3 million. During 2023 and 2022, we recognized related compensation expense of $0.1 million and $0.2 million, respectively, which we included in selling, general and administrative expenses. Other than the mark to market effect, expense is recognized on a straight-line basis between the dates of grant and the vesting dates, which we anticipate will be in February 2024, March 2025, and February 2026, respectively. We are currently assuming 100% attainment of our 2025 metrics and 0% attainment of our 2023 and 2024 metrics. All of these performance shares remained outstanding at December 31, 2023.

A summary of PRSUs grants, with threshold and target dollar and production capacity figures given in millions:

Grant Date	Grant-Date Fair Value	# Cash-Settleable PRSUs	# Share-Settleable PRSUs	Metric	Threshold	Target
2/28/2023	$2.58	192,500	38,759	2025 PHA Revenue	$177.0	$202.0
2/28/2023	$2.58	192,500	38,760	2025 Adjusted EBITDA	$36.0	$44.0
3/31/2022	$5.86	131,909	15,075	2024 PHA Revenue	$151.0	$189.0
3/31/2022	$5.86	131,909	15,075	2024 Adjusted EBITDA	$9.2	$13.8
3/31/2022	$5.86	175,880	20,101	2024 Neat PHA capacity (lbs.)	68.0	81.0
7/23/2021	$18.24	28,783	-	2023 Return on Equity	5%	9%
7/23/2021	$18.24	28,783	-	2023 EBITDA	$45.0	$65.0
7/23/2021	$18.24	38,377	-	2023 Neat PHA capacity (lbs.)	75.0	90.0
		920,641	127,770

Stock Options

A summary of share settled stock option activity under our equity plans follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance, December 31, 2021	10,589,010	$14.85	7.39	$22,473,835
Granted	1,056,798	$3.99
Exercised	(60,000)	$3.28		$99,600
Forfeited	(53,422)
Transferred from liability-based awards	312,258	$2.68
Balance, December 31, 2022	11,844,644	$14.23	6.71	$-
Granted	204,254	$2.58
Forfeited	(219,457)
Transferred to liability-based awards	(2,571,737)
Balance, December 31, 2023	9,257,704	$11.27	5.38	$-
Exercisable	7,768,505	$11.45	4.91	$-
Vested and expected to vest	9,257,704	$11.27	5.38	$-

The aggregate intrinsic values are calculated as the difference between the exercise price of the indicated stock options and the fair value of our common stock on the respective exercise dates or on December 31, as applicable.

The weighted average grant-date fair values of options granted during 2023 and 2022 were $1.34 and $1.81, respectively.

In addition to the stock options granted under our equity plans, during 2023 and 2022, we granted 1,050,000 and 972,222 stock options, respectively, that contained a cash-settlement feature if adequate shares were not available in these plans to settle the awards by the exercise dates. Also during 2023, we added a cash settlement feature to 2,571,737 of other outstanding stock options, which resulted in a liability of $0.4 million, which was reclassified from additional paid-in capital and no incremental compensation cost was recognized. During 2022, we reclassified 312,258 stock options with a cash-settlement feature to share settled. During 2023 and 2022, we recognized benefits of less than $0.1 million and $0.3 million, respectively, and reported long-term liabilities of $0.1 million, respectively, related to these stock options at December 31, 2023 and 2022.

As of December 31, 2023, there was $2.1 million of unrecognized compensation cost related to unvested stock options and restricted shares granted under the 2020 Incentive Plan. That cost is expected to be recognized over a weighted-average period of 1.6 years.

Note 15. Income Taxes

The significant components of our income tax expense (benefit) were as follows:

	Years Ended December 31,
(in thousands)	2023	2022
Current tax expense
Federal	$510	$-
State	8	4
Total current expense	518	4
Deferred tax benefit
Federal	(199)	(587)
State	-	(227)
Total deferred benefit	(199)	(814)
Total income tax expense (benefit)	$319	$(810)

A reconciliation of our effective tax rate and federal statutory tax rate is summarized as follows:

	Years Ended December 31,
(in thousands)	2023	2022
Federal income tax benefit at statutory federal rate	$(32,582)	$(37,919)
State income tax benefit, net of federal taxes	(1,925)	(2,363)
Gain on measurement of private warrants	(44)	(1,967)
Revisions to prior years’ estimates	(896)	(4,052)
Stock-based compensation	3,877	3,803
Other permanent differences	21	29
Impairment of goodwill	-	13,159
Officers' salary 162(m) limitation	7,199	5,378
Change in state rates	(532)	687
General business credits	(1,100)	-
Valuation allowance	26,301	22,435
Total income tax expense (benefit)	$319	$(810)

Significant components of our deferred tax assets and deferred tax liabilities are summarized as follows:

	December 31,
(in thousands)	2023	2022
Deferred tax assets
Net operating loss carryforwards	$76,855	$58,374
Stock-based compensation	6,877	6,860
Lease liability	5,779	6,067
Capitalized research and development	5,152	3,678
Interest limitation	4,808	4
Tax credits	4,834	926
Inventory reserve	1,334	673
Allowance for doubtful accounts	230	579
Deferred revenue	160	-
Contribution and AMT carryforwards	40	37
Other	-	19
Gross deferred tax assets	106,069	77,217

Deferred tax liabilities
Right-of-use assets	(4,383)	(4,536)
Depreciation and amortization	(27,771)	(25,267)
Gross deferred income tax liabilities	(32,154)	(29,803)

Valuation allowance	(73,915)	(47,614)

Net deferred income tax liabilities	-	$(200)

We have net deferred tax assets relating primarily to net operating loss (“NOL”) carryforwards. Beginning in 2022, the Tax Cuts and Jobs Act of 2017 requires taxpayers to capitalize and amortize research and development expenditures over five years for domestic research pursuant to Section 174 of the Internal Revenue Code (“Code”). Subject to certain limitations, the Company may use these deferred tax assets to offset taxable income in future periods. Due to our history of losses and uncertainty regarding future earnings, a valuation allowance has been recorded against our deferred tax assets, as it is more likely than not that such assets will not be realized.

We performed scheduling of the estimated realization for our deferred tax assets and liabilities to estimate the amount of valuation allowance required. The following details the activity in the valuation allowance for 2023 and 2022:

(in thousands)	Beginning Balance	Additions	Amounts Utilized	Ending Balance
2022	$25,179	22,435	-	$47,614
2023	$47,614	26,301	-	$73,915

As of December 31, 2023 and 2022, we had federal net operating loss carryforwards of $307 million and $226 million, respectively, available to offset future taxable income. We had state net operating loss carryforwards as of December 31, 2023 and 2022 of $250 million and $223 million, respectively. A significant portion of our net operating loss carryforwards were generated prior to 2018 and are subject to statutory limitations on annual utilization and will expire at various times during the tax years from 2028 through 2036. The net operating loss carryforwards generated after 2017 will carryforward indefinitely, but the deductibility of such NOLs is limited to 80% of taxable income for federal and state income tax purposes. As of December 31, 2023, we also had federal and state research and development tax credit carryforwards of $4.8 million. Pursuant to Sections 382 and 383 of the Code, the annual use of our NOL and research and development credit carryforwards is limited and could be further limited in the event that a cumulative change in ownership of more than 50% occurs within a three-year period.

The Inflation Reduction Act of 2022, which incorporates a Corporate Alternative Minimum Tax (“CAMT”), was signed on August 16, 2022. The changes were effective for the tax years beginning after December 31, 2022. The CAMT requires us to compute two separate calculations for federal income tax purposes and pay the greater of the new minimum tax or their regular tax liability. The act did not have a significant impact on our financial position, results of operations or cash flows.

We did not have any material unrecognized tax benefits for the years ended December 31, 2023 and 2022. Our policy is to include interest and penalties as a component of income tax expense. We have no accruals for interest or penalties in the accompanying consolidated balance sheets as of December 31, 2023 and 2022 and have not recognized interest or penalties in the accompanying consolidated statements of operations for the years ended December 31, 2023 and 2022.

We file a consolidated U.S. federal income tax return and various state and local income tax returns. Due to the net operating loss carryforwards, our tax returns are open to examination from 2008 and forward. We have not been, nor are currently, under examination by the federal or any state tax authority.

Note 16. Retirement Plans

We maintain a defined contribution retirement plan (“Plan”) for the benefit of employees who meet certain age and employment criteria. Contributions to the Plan include both a match of 100% of employee contributions up to 4% of each eligible employee’s compensation and may include, from time to time, a discretionary amount. Our matching expense was $0.8 million for both 2023 and 2022; there were no discretionary contributions during these years.

Note 17. Supplemental Cash Flows

Supplemental cash flow information is presented below.

	Years Ended
	December 31,
(in thousands)	2023	2022
Supplemental cash flow information:
Cash paid for interest, net of interest capitalized	$23,165	$395
Cash paid for operating leases	$3,719	$3,543
Supplemental non-cash disclosure:
Changes in accounts payable and accrued liabilities related to purchase of PP&E	$(9,929)	$(12,055)
Financing of notes payable	$2,088	$3,266
Adjustment for liability classified awards	$(770)	$-
Warrants issued with Senior Secured Term Loan	$510	$-
Inventory consumed in constructing property, plant and equipment	$-	$3,034

Note 18. Commitments and Contingencies

Commitments

In connection with our 2007 acquisition of certain intellectual property, we agreed to pay royalties to Procter & Gamble upon production and sale of PHA. The royalty was $0.05 per pound for the first 500 million pounds of PHA sold and decreased to $0.025 per pound for cumulative sales in excess of that amount until the underlying patents expire. In 2023, we terminated this royalty agreement. We retained all intellectual property associated with the agreement but forfeited related prepaid royalties, which resulted in a loss of $0.5 million in the year ended December 31, 2023.

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

On January 19, 2022, a Consolidated Amended Class Action Complaint (“Amended Complaint”) was filed in the Eastern District of New York, naming as defendants the Company, its directors and certain of its officers as well as certain former directors (collectively, “Defendants”). The Amended Complaint is brought on behalf of a class consisting of (i) purchasers of shares of the Company during the Class Period, (ii) all holders of the Company’s Class A common stock entitled to vote on the merger transaction between the Company and Meredian Holdings Group, Inc. consummated on December 28, 2020 and (iii) purchasers of Company securities pursuant to the Company’s Registration Statement on Form S-4 that was declared effective on December 16, 2020 or the Company’s Registration Statement on Form S-1 that was declared effective on February 16, 2021. The Amended Complaint asserts claims for violations of Sections 10(b), 14(a) and 20(a) of the Exchange Act and Rules 10(b)-5(a)-(c) promulgated thereunder and Sections 11, 12 and 15 of the Securities Act of 1933, as amended (the “Securities Act”). Plaintiffs seek the following remedies: (a) a determination that the lawsuit is a proper class action pursuant to Rule 23 of the Federal Rules of Civil Procedure and certifying Plaintiffs as class representative, (b) awarding compensatory and punitive damages allegedly sustained by the class members by reason of the acts set forth in the Amended Complaint and (c) awarding pre-judgment and post-judgment interest and costs and expenses, including reasonable attorneys’ fees, experts’ fees and other costs. On September 30, 2023, the court issued an Order granting Defendant’s motion to dismiss in full, dismissing Plaintiffs’ claims with prejudice, and denying Plaintiffs’ request for leave to amend. On October 27, 2023, the Plaintiffs filed a notice of appeal, which remains pending.

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

We provide for costs relating to these matters when a loss is probable and the amount is reasonably estimable. Since we are unable to estimate the likelihood of incurring a loss, or the amount of loss, if any, related to these matters, we have not accrued any losses for these matters at December 31, 2023. Legal and administrative costs related to these matters are expensed as incurred.

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

Note 19. Subsequent Event

On March 25, 2024, we completed a registered direct offering for the purchase and sale of (i) an aggregate of 11,250,000 shares of our Class A common stock, par value $0.0001 per share (“Common Stock”) (ii) pre-funded warrants to purchase up to an aggregate of 3,750,000 shares of Common Stock (“Pre-Funded Warrants”) and (iii) accompanying warrants to purchase up to an aggregate of 15,000,000 shares of Common Stock (“Common Warrants”) at a combined offering price of $1.00 per share of Common Stock and associated Common Warrant, or $0.9999 per Pre-Funded Warrant and associated Common Warrant, resulting in gross proceeds of approximately $15.0 million less customary closing fees.

The Common Warrants have an exercise price of $1.33 per share, are exercisable six months following the date of issuance, and will expire five and one-half years following the date of issuance. The Pre-Funded Warrants are exercisable immediately, expire five years after the date of issuance, and have an exercise price of $0.0001 per share. The Pre-Funded Warrants were sold to the purchaser, whose purchase of shares of Common Stock in the registered direct offering would otherwise result in the purchaser, together with its affiliates and certain related parties, beneficially owning more than 9.99% of our outstanding Common Stock immediately following the consummation of the Registered Offering, in lieu of shares of Common Stock.