Form 10-Q
period 2024-03-31
Danimer Scientific, Inc.
filed 2024-05-07
CIK 1779020

o

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 7, 2024, the registrant had 116,430,700 shares of common stock, $0.0001 par value per share, outstanding.

FORWARD-LOOKING STATEMENTS

Certain statements contained herein, as well as in other filings we make with the United States Securities and Exchange Commission (“SEC”) and other written and oral information we release, regarding our future performance constitute "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements may relate to, among other things, the impact on our business, operations and financial results of the ongoing conflicts in Ukraine and the Middle East (each of which, among other things, may affect many of the items listed below); the demand for our products and services; revenue growth; effects of competition; supply chain and technology initiatives; inventory and in-stock positions; state of the economy; state of the credit markets, including mortgages, home equity loans, and consumer credit; impact of tariffs; demand for credit offerings; management of relationships with our employees, suppliers and vendors, and customers; international trade disputes, natural disasters, public health issues (including pandemics and related quarantines, shelter-in-place orders, and similar restrictions), and other business interruptions that could disrupt supply or delivery of, or demand for, our products or services; continuation of equity programs; net earnings performance; earnings per share; capital allocation and expenditures; liquidity; return on invested capital; expense leverage; stock-based compensation expense; commodity price inflation and deflation; the ability to issue debt on terms and at rates acceptable to us; the impact and expected outcome of investigations, inquiries, claims, and litigation; the effect of accounting charges; the effect of adopting certain accounting standards; the impact of regulatory changes; financial outlook; and the integration of acquired companies into our organization and the ability to recognize the anticipated synergies and benefits of those acquisitions.

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

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (UNAUDITED)

DANIMER SCIENTIFIC, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
(in thousands, except share and per share data)	2024	2023
Assets:
Current assets:
Cash and cash equivalents	$57,341	$59,170
Accounts receivable, net	12,233	15,227
Other receivables, net	682	652
Inventories, net	25,989	25,270
Prepaid expenses and other current assets	5,492	4,714
Contract assets, net	3,028	3,005
Total current assets	104,765	108,038

Property, plant and equipment, net	439,834	445,153
Intangible assets, net	77,169	77,790
Right-of-use assets	19,162	19,160
Leverage loans receivable	31,446	31,446
Restricted cash	14,239	14,334
Other assets	2,310	2,210
Total assets	$688,925	$698,131

Liabilities and Stockholders’ equity:
Current liabilities:
Accounts payable	$3,884	$5,292
Accrued liabilities	6,484	4,726
Unearned revenue and contract liabilities	1,154	1,000
Current portion of lease liability	3,722	3,337
Current portion of long-term debt, net	787	1,368
Total current liabilities	16,031	15,723

Long-term lease liability, net	21,502	21,927
Long-term debt, net	384,229	381,436
Warrant liability	9,656	5
Other long-term liabilities	1,414	1,020
Total liabilities	$432,832	$420,111

Commitments and contingencies (Note 14)

Stockholders’ equity:
Common stock, $0.0001 par value; 200,000,000 shares authorized: 114,240,921 and 102,832,103 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	$12	$10
Additional paid-in capital	737,465	732,131
Accumulated deficit	(481,384)	(454,121)
Total stockholders’ equity	256,093	278,020
Total liabilities and stockholders’ equity	$688,925	$698,131

The accompanying notes are an integral part of these condensed consolidated financial statements.

DANIMER SCIENTIFIC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
(in thousands, except share and per share data)	2024	2023
Revenue:
Products	$9,955	$11,096
Services	269	830
Total revenue	10,224	11,926

Costs and expenses:
Cost of revenue	16,535	18,209
Selling, general and administrative	6,869	18,699
Research and development	5,342	7,075
Loss on sale of assets	-	170
Total costs and expenses	28,746	44,153
Loss from operations	(18,522)	(32,227)
Nonoperating income (expense):
Gain (loss) on remeasurement of warrants	99	(1,116)
Interest, net	(8,838)	(3,386)
Total nonoperating expense:	(8,739)	(4,502)
Loss before income taxes	(27,261)	(36,729)
Income taxes	(2)	90
Net loss	$(27,263)	$(36,639)

Basic and diluted net loss per share	$(0.26)	$(0.36)

Weighted average shares outstanding	103,968,384	101,896,326

The accompanying notes are an integral part of these condensed consolidated financial statements.

DANIMER SCIENTIFIC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(UNAUDITED)

	Three Months Ended
	March 31,
(in thousands)	2024	2023
Common stock:
Balance, beginning of period	$10	$10
Issuance of common stock	2	-
Balance, end of period	12	10

Additional paid-in capital:
Balance, beginning of period	732,131	676,250
Issuance of common stock, net of issuance costs	4,650	-
Stock-based compensation expense	574	14,065
Stock issued under stock compensation plans	118	129
Shares retained for employee taxes	(8)	(61)
Warrants issued with Senior Secured Term Loan	-	510
Balance, end of period	737,465	690,893

Accumulated deficit:
Balance, beginning of period	(454,121)	(298,648)
Net loss	(27,263)	(36,639)
Balance, end of period	(481,384)	(335,287)
Total stockholders' equity	$256,093	$355,616

The accompanying notes are an integral part of these condensed consolidated financial statements.

DANIMER SCIENTIFIC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31,
(in thousands)	2024	2023
Cash flows from operating activities:
Net loss	$(27,263)	$(36,639)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,531	7,579
Amortization of debt issuance costs	2,818	828
Warrant issuance costs	867	-
Stock-based compensation	574	14,065
Inventory reserves	(345)	244
Accounts receivable reserves	283	(519)
(Gain) loss on remeasurement of warrants	(99)	1,116
Amortization of right-of-use assets and lease liability	(41)	(196)
Deferred income taxes	-	(92)
Loss on disposal of assets	-	170
Changes in operating assets and liabilities:
Accounts receivable	2,711	2,422
Other receivables	(30)	74
Inventories, net	(374)	753
Prepaid expenses and other current assets	(778)	1,039
Contract assets	(197)	(625)
Other assets	78	-
Accounts payable	(1,182)	(1,256)
Accrued liabilities	1,910	2,981
Other long-term liabilities	392	878
Unearned revenue and contract liabilities	154	1,313
Net cash used in operating activities	(12,991)	(5,865)
Cash flows from investing activities:
Purchases of property, plant and equipment and intangible assets	(1,970)	(16,400)
Net cash used in investing activities	(1,970)	(16,400)
Cash flows from financing activities:
Proceeds from issuance of common warrants, net of issuance costs	8,883	-
Proceeds from issuance of common stock, net of issuance costs	4,650	-
Principal payments on long-term debt	(606)	(5,494)
Proceeds from employee stock purchase plan	118	129
Employee taxes related to stock-based compensation	(8)	(61)
Proceeds from long-term debt	-	130,000
Cash paid for debt issuance costs	-	(33,035)
Net cash provided by financing activities	13,037	91,539
Net (decrease) increase in cash and cash equivalents and restricted cash	(1,924)	69,274
Cash and cash equivalents and restricted cash-beginning of period	73,504	64,401
Cash and cash equivalents and restricted cash-end of period	$71,580	$133,675
Supplemental cash flow information:
Cash paid for interest, net of interest capitalized	$4,910	$2,942
Cash paid for operating leases	$930	$929

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

Financial Statements

The accompanying condensed consolidated financial statements (“financial statements”) have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. The financials statements consolidated all assets and liabilities of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated. We have made certain reclassifications to previously reported amounts to conform to the current presentation. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for interim periods are not necessarily indicative of results for the entire year. As a result, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K as of December 31, 2023 (“2023 Form 10-K”).

We do not have any material items of other comprehensive income (loss); accordingly, there is no difference between net loss and comprehensive loss and we have not presented a separate Statement of Comprehensive Income (Loss) that would otherwise be required.

There were no significant changes to our critical accounting estimates or our significant accounting policies as disclosed in our 2023 Form 10-K .

Risks and Uncertainties

Preparation of these financial statements is on a going concern basis of presentation according to GAAP, which assumes that we will continue our operations for the foreseeable future and be able to realize our assets and discharge our liabilities and commitments in the normal course of business.

Historically, we have financed our operations through issuance of equity and debt financings, such as our senior secured term loan, convertible notes, and new market tax credit transactions described in Note 9. These financings have been used to fund working capital, capital expenditures, and our day-to-day operations.

Based on our current plans and projections, we believe our unrestricted cash resources of $57.3 million at March 31, 2024, will be sufficient to satisfy our liquidity requirements for more than one year from when these financial statements were issued.

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

Our long-term success is largely based on our PHA based resin go-to-market strategy and the effective development of alternative biodegradable resin products to support a variety of end-use cases. We are in discussions with large restaurant chains and consumer goods companies and their converters to expand the use of our PHA-based resins in straws, single-use food packaging, and utensils. Customer trends and government regulations are moving toward non-petroleum-based plastics; however, due to recent economic conditions, including the COVID-19 pandemic and supplemental supply chain disruptions, decreased Eastern European demand due to the conflict in Ukraine, and rising inflation, projected sales growth has shifted into later periods.

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

Note 2. Inventories, net

Inventories, net consisted of the following:

	March 31,	December 31,
(in thousands)	2024	2023
Raw materials	$11,843	$10,867
Work in process	503	546
Finished goods and related items	13,643	13,857
Total inventories, net	$25,989	$25,270

At March 31, 2024 and December 31, 2023, finished goods and related items included $8.1 million and $7.6 million, respectively, of finished neat PHA. Inventory at March 31, 2024 is stated net of reserves of $0.6 million related to interim assessments to reduce the carrying value of inventory to its net realizable value.

Note 3. Property, Plant and Equipment, net

Property, plant and equipment, net, consisted of the following:

		March 31,	December 31,
(in thousands)	Estimated Useful Life (Years)	2024	2023
Land and improvements	20	$92	$92
Leasehold improvements	Shorter of useful life or lease term	110,540	110,531
Buildings	20-40	2,191	2,191
Machinery and equipment	3-20	190,556	190,111
Motor vehicles	7-10	903	903
Furniture and fixtures	3-10	474	474
Office equipment	3-10	7,422	7,415
Construction in progress	N/A	203,617	202,998
		515,795	514,715
Accumulated depreciation and amortization		(75,961)	(69,562)
Property, plant and equipment, net		$439,834	$445,153

We reported depreciation and amortization expense (which included amortization of intangible assets) as follows:

	Years Ended March 31,
(in thousands)	2024	2023
Cost of revenue	$5,147	$5,213
Research and development	2,031	2,082
Selling, general and administrative	353	284
Total depreciation and amortization expense	$7,531	$7,579

Construction in progress consists primarily of the early phases of construction of our PHA plant in Bainbridge, Georgia (“Greenfield Facility”) as noted in the table below. We do not have expected in-service dates for our Greenfield Facility, since we have paused major construction. We will need to obtain additional financing to complete our Greenfield Facility. In 2022, the engineering cost estimate ranged from $515 million to $665 million, which does not consider any effect of subsequent inflation, and if we do not obtain financing, our investment could be impaired.

(in thousands)	March 31, 2024	December 31, 2023
Georgia	$200,047	$199,342
New York	1,827	1,960
Kentucky	1,743	1,696
	$203,617	$202,998

Property, plant and equipment includes gross capitalized interest of $15.0 million as of both March 31, 2024 and December 31, 2023. For the three months ended March 31, 2024 and 2023, capitalized interest costs were immaterial.

Note 4. Intangible Assets

Our recognized intangible assets consist of patents and the unpatented technological know-how of Danimer Catalytic Technologies. Our legacy patents were initially recorded at cost. The values of Danimer Catalytic Technologies’ patents and unpatented know-how are inseparable and represent their acquisition-date fair value, less subsequent amortization.

We capitalize patent defense and application costs and amortize these costs on a straight-line basis over their estimated useful lives, which range from 10 to 20 years. Our intangible portfolio has an estimated weighted average useful life of 17.3 years.

Intangible assets, net, consisted of the following:

	March 31,	December 31,
(in thousands)	2024	2023
Intangible assets, gross	$96,276	$95,765
Less capitalized patent costs not yet subject to amortization	(3,102)	(2,838)
Intangible assets subject to amortization, gross	93,174	92,927
Accumulated amortization	(19,107)	(17,975)
Intangible assets subject to amortization, net	74,067	74,952
Total intangible assets, net	$77,169	$77,790

Amortization expense was $1.1 million during each of the three months ended March 31, 2024 and 2023 and was included in research and development costs.

Note 5. Accrued Liabilities

The components of accrued liabilities were as follows:

	March 31,	December 31,
(in thousands)	2024	2023
Accrued interest	$2,399	$440
Accrued legal, consulting and professional fees	1,408	839
Accrued taxes	912	552
Compensation and related expenses	508	1,692
Accrued utilities	341	350
Accrued rebates	288	233
Construction in progress accruals	51	191
Purchase accrual	-	8
Other	577	421
Total accrued liabilities	$6,484	$4,726

Note 6. Income Taxes

We reported immaterial income tax expense for the three months ended March 31, 2024, which resulted in an effective income tax rate of zero percent. We reported an income tax benefit for the three months ended March 31, 2023 of $0.1 million, which resulted in effective income tax rate of 0.25%. Our effective tax rates differed from the federal statutory rate of 21% due to our valuation allowances against substantially all of our net deferred income tax assets.

In assessing the realizability of deferred income tax assets, we consider whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods at which time those temporary differences become deductible.

In making valuation allowance determinations, we consider all available evidence, positive and negative, affecting specific deferred income tax assets, including the scheduled reversal of deferred income tax liabilities, projected future taxable income, the length of carry-back and carry-forward periods, and tax planning strategies in making this assessment. At March 31, 2024, we maintained a partial valuation allowance against our net deferred income tax assets due to the uncertainty surrounding realization of such assets.

Note 7. Leases

The following table sets forth the allocation of our operating lease costs.

	Three Months Ended March 31,
(in thousands)	2024	2023
Cost of revenue	$754	$581
Selling, general and administrative	33	137
Research and development	248	76
Total operating lease cost	$1,035	$794

Note 8. Warrant Liability

Private Warrants

At March 31, 2024 and December 31, 2023, there were 3,914,525 outstanding warrants to purchase shares of our common stock at an exercise price of $11.50 per share, subject to adjustments, which were privately placed prior to the Business Combination (“Private Warrants”). The Private Warrants have been exercisable since May 7, 2021. On December 28, 2025, any outstanding Private Warrants will expire.

The Private Warrants meet the definition of derivative instruments and are reported as liabilities at their fair values at each period end, with changes in the fair value of the Private Warrants recorded as a non-cash loss or gain. A rollforward of the Private Warrants liability is below.

(in thousands)
Balance at December 31, 2023	$(5)
Loss on remeasurement of private warrants	(201)
Balance at March 31, 2024	$(206)

Common Warrants

On March 25, 2024, we closed a registered direct offering of our common stock that included accompanying warrants to purchase up to an aggregate of 15,000,000 shares of Common Stock (“Common Warrants”).

The Common Warrants have an exercise price of $1.33 per share, are exercisable beginning on September 25, 2024, and expire on September 25, 2029. The Common Warrants meet the definition of derivative instruments and are reported as liabilities at their fair values at each period end, with changes in the fair value of the Common Warrants recorded as a non-cash loss or gain. A rollforward of the Common Warrants liability is below.

(in thousands)
Balance at March 25, 2024	$(9,750)
Gain on remeasurement of common warrants	300
Balance at March 31, 2024	$(9,450)

Note 9. Debt

The components of long-term debt were as follows:

	March 31,	December 31,
(in thousands)	2024	2023
3.25% Convertible Senior Notes	$240,000	$240,000
Senior Secured Term Loan	130,000	130,000
New Market Tax Credit Transactions	45,700	45,700
Insurance Premium Finance Notes	671	1,243
Vehicle and Equipment Notes	296	327
Mortgage Notes	189	192
Total	$416,856	$417,462
Less: Total unamortized debt issuance costs	(31,840)	(34,658)
Less: Current maturities of long-term debt	(787)	(1,368)
Total long-term debt	$384,229	$381,436

3.25% Convertible Senior Notes

On December 21, 2021, we issued $$240 million principal amount of our 3.25% Convertible Senior Notes due 2026 (“Convertible Notes”), subject to an indenture.

The Convertible Notes are our senior, unsecured obligations and accrue interest at a rate of 3.25% per annum, payable semi-annually in arrears on June 15 and December 15 of each year, beginning on June 15, 2022. We will settle conversions by paying or delivering, as applicable, cash, shares of common stock or a combination of cash and shares, at our election. The initial conversion rate, which is subject to change, is approximately $10.79 per share of common stock. If certain liquidity conditions are met, we may redeem the Convertible Notes between December 19, 2024 and October 20, 2026. The Convertible Notes mature on December 15, 2026.

Capped Calls

Also in December 2021, in connection with the Convertible Notes, we purchased call options (“Capped Calls”) from certain well-capitalized financial institutions for $35 million. The Capped Calls permit us to require the counterparties to deliver to us shares of our common stock, subject to a capped number of shares. We may also net-settle the Capped Calls and receive cash instead of shares. We have not exercised any of the Capped Calls at March 31, 2024, and the Capped Calls expire on April 12, 2027.

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

In each of the financing arrangements, we loaned money to the Investment Funds. These loans of $31.4 million are recorded as leveraged loan receivables as of March 31, 2024 and December 31, 2023, respectively. Each Investment Fund then contributed the funds from our loan and the Investor’s investment to a special purpose entity, which then in turn loaned the contributed funds to a wholly owned subsidiary of the Company.

We believe these borrowings, and our related loans to the Investment Funds, will be forgiven in 2026 and 2029.

Insurance Premium Finance Notes

In June 2023 and December 2023, we entered into financing agreements related to the premiums of certain insurance policies. Each of these notes have a one year term and bear interest at 8.24%.

Vehicle and Equipment Notes

We have thirteen vehicle and equipment notes outstanding at March 31, 2024, primarily relating to motor vehicles and warehouse equipment. We make monthly payments on these notes at interest rates ranging from 3.75% to 6.99%.

Mortgage Notes

We have a mortgage note secured by a residential property. This note bears interest at 5.25% with a maturity date in May 2025.

Note 10. Equity

Common Stock

The following table summarizes the common stock activity for the three months ended March 31, 2024 and 2023, respectively.

	Three Months Ended March 31,
	2024	2023
Balance, beginning of period	102,832,103	101,804,454
Issuance of common stock	11,408,818	133,922
Balance, end of period	114,240,921	101,938,376

Preferred Stock

We are authorized to issue up to 10,000,000 shares of preferred stock, each with a par value of $0.0001 per share. As of March 31, 2024 and December 31, 2023, no shares of preferred stock were issued or outstanding.

Non-Plan Legacy Danimer Options

Prior to 2017, Legacy Danimer had issued 208,183 stock options that were not a part of either the 2016 Executive Plan or the 2016 Omnibus Plan. These options had a weighted average exercise price of $30 per share. On December 29, 2020, the then-remaining 30,493 of these options were converted to options to purchase 279,255 shares of our common stock with a weighted average exercise price of $3.28 per share. During 2021, 153,763 of these options were exercised. There were 125,492 of these options remaining outstanding at March 31, 2024 and December 31, 2023.

Equity Distribution Agreement

On September 7, 2022, we entered into an equity distribution agreement with Citigroup Global Markets Inc. (“Manager”), under which we may issue and sell shares of our common stock “at the market” from time-to-time with an aggregate offering price of up to $100.0 million (“ATM Offering”). Under the ATM Offering, the Manager may sell small volumes of our common stock at the prevailing market price, during such times and on such terms as we have predesignated. We have no obligation to sell any shares and may at any time suspend offers and sales that are part of the ATM Offering and may terminate the ATM Offering without penalty. On a life-to-date basis, we have issued 590,661 shares at an average price of $2.72 resulting in proceeds of $1.4 million. We incurred life-to-date issuance costs of $1.4 million, which were primarily one-time costs, but which also included less than $0.1 million in commissions to the Manager. On March 20, 2024, we amended the prospectus supplement relating to the ATM Offering to reduce the amount available for sale pursuant to the agreement from $100.0 million to $50.0 million. As of March 31, 2024, $48.6 million remains available for distribution under the ATM Offering.

Anti-dilutive Instruments

The following table summarizes the instruments excluded from the calculations of diluted shares outstanding because the effect of including them would have been anti-dilutive.

	Three Months Ended March 31,
	2024	2023
Convertible Notes	22,250,040	22,250,040
Common Warrants	15,000,000	-
Employee stock options	9,253,370	12,044,231
Private Warrants	3,914,525	3,914,525
Pre-Funded Warrants	3,750,000	-
Senior Secured Term Loan Warrants	1,500,000	1,500,000
Restricted stock and RSUs	1,316,383	2,142,515
Performance stock	127,770	127,770
Legacy Danimer options	125,492	125,492
Total excluded instruments	57,237,580	42,104,573

Senior Secured Term Loan Warrants

On March 17, 2023, we issued warrants to purchase 1.5 million shares of our common stock for $7.50 per share in connection with the closing of the Senior Secured Term Loan. These warrants were accounted for as an equity arrangement and were included in additional paid-in-capital at March 31, 2024 and 2023.

Pre-Funded Warrants

On March 25, 2024, we completed a registered direct offering for the purchase and sale of an aggregate of 11,250,000 shares of our common stock, as well as pre-funded warrants to purchase up to an aggregate of 3,750,000 shares of our common stock (“Pre-Funded Warrants”) resulting in gross proceeds of approximately $15.0 million less customary closing fees.

The Pre-Funded Warrants have an exercise price of $0.0001 per share and expire on March 26, 2029. The Pre-Funded Warrants were accounted for as an equity arrangement and were included in additional paid-in-capital at March 31, 2024. We also determined that the Pre-Funded Warrants should be included in the determination of basic earnings per share in accordance with ASC 260, Earnings per Share.

Note 11. Revenue

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

We defer certain contract fulfillment costs and amortize these costs to cost of revenue on a per-pound basis as we sell the related product or when the related contracts expire. During the three months ended March 31, 2024 and 2023, amortization of these contract fulfillment costs was immaterial. At each of March 31, 2024 and December 31, 2023, we had gross contract fulfillment costs of $1.3 million and net contract fulfillment costs of $1.1 million, which were included in other assets.

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

R&D contract assets, net were $3.9 million and $3.7 million at March 31, 2024 and December 31, 2023, respectively. The long term portion of these assets were $0.9 million and $0.7 million at March 31, 2024 and December 31, 2023, respectively and are included in other assets. Revenue recognized that was included in contract liabilities at the beginning of the period was not material for any period presented.

Disaggregated Revenues

Revenue by geographic areas is based on the location of the customer. The following table summarizes revenue information by major geographic area.

	Three Months Ended March 31,
(in thousands)	2024	2023
Domestic	$9,729	$10,274
Portugal	180	-
Poland	155	77
Switzerland	91	-
All other countries	69	1,575
Total revenues	$10,224	$11,926

Note 12. Stock-Based Compensation

We grant various forms of stock-based compensation, including restricted stock, restricted stock units, stock options and performance-based restricted stock units under our Danimer Scientific, Inc. 2020 Long-Term Equity Incentive Plan (“2020 Incentive Plan”) and employee stock purchase plan instruments under our 2020 Employee Stock Purchase Plan (“2020 ESPP Plan”).

We also have outstanding employee and director stock options that were issued prior to the Business Combination under legacy stock plans.

The 2020 Incentive Plan provides for the grant of stock options, stock appreciation rights, and full value awards. Full value awards include restricted stock, restricted stock units, deferred stock units, performance stock and performance stock units.

On March 31, 2024 and December 31, 2023, 4,519,719 shares and 4,823,519 shares, respectively, of our common stock remained authorized for issuance with respect to awards under the 2020 Incentive Plan.

The 2020 ESPP Plan provides for the sale of our common stock to our employees through payroll withholding at a discount of 15% from the lower of the closing price of our common stock on the first or last day of each biannual offering period. Up to 2,571,737 shares of our common stock were authorized to be issued under this plan, and we issued 136,530 shares during the three months ended March 31, 2024 resulting in 401,748 shares issued since the inception of the plan.

These share pool limits are subject to adjustment in the event of a stock split, stock dividend or other changes in our capitalization.

The following table sets forth the allocation of our stock-based compensation expense.

	Three Months Ended March 31,
(in thousands)	2024	2023
Cost of revenue	$3	$2
Selling, general and administrative	818	13,318
Research and development	145	1,623
Total stock-based compensation	$966	$14,943

Service-based Restricted Stock and RSUs

The following table summarizes our service-based restricted stock and RSU activity under our equity plan.

	Number of Shares	Weighted Average Grant-Date Fair Value
Balance, December 31, 2023	271,550	$4.40
Granted	315,876	$1.49
Vested	(34,364)	$5.86
Balance, March 31, 2024	553,062	$1.82

We recognize the compensation expense for these shares on a straight-line basis from the grant date through the relevant vesting dates, which range from one to three years. We recognized $0.2 million and $4.5 million of expense related to these awards during the three months ended March 31, 2024 and 2023, respectively.

Market-based Restricted Stock

During 2021, we granted 1,517,840 shares of restricted stock for which the restrictions lapse on successive thirds of the award on the first date the volume-weighted average price per share of our common stock equals or exceeds $24.20 for any 20 trading dates within 30-day trading periods beginning on December 29, 2021, 2022, and 2023, respectively. These awards were fully amortized at December 31, 2023. We recognized $4.7 million of related expense during the three months ended March 31, 2023. During 2023, we instituted a cash settlement feature for certain of these awards if the 2020 Incentive Plan does not have enough shares remaining to fulfill these awards at the time of vesting. As such, 754,818 of the 1,517,840 shares of market-based restricted stock are accounted for as liabilities that are marked to market each period. We maintained a liability of $0.3 million as a result of this feature as of March 31, 2024 and December 31, 2023. All of these shares remained outstanding at March 31, 2024.

Performance-based Restricted Stock Units

During 2021, we initiated a Performance-based RSU program. Under this program, each participant is awarded a number of units (“PRSU”s) that may vest based on our performance against one or more specified metrics, with 50% to 100% of these PRSUs vesting proportionally with achieved threshold and target attainment levels. In some cases, these PRSUs contain a cash settlement feature and we accounted for these PRSUs as liabilities that are marked to market using the price of our common stock at the end of each reporting period with a life-to-date expense adjustment.

As of March 31, 2024, we maintain a long-term liability for PRSUs of $0.1 million. For the three months ended March 31, 2024 and 2023, respectively, we recognized related compensation expense of zero and $0.3 million, which we included in selling, general and administrative expenses. Other than the mark to market effect, expense is recognized on a straight-line basis between the dates of grant and the vesting dates, which we anticipate will be in March 2025 and February 2026, for awards granted in 2022 and 2023, respectively. Our performance did not meet the required conditions for vesting for the PRSUs that were scheduled to vest in February 2024 and accordingly they expired unvested during the three months ended March 31, 2024. We are currently assuming 100% attainment of our 2025 metrics and 0% attainment of our 2024 metrics. All of the PRSUs granted in 2022 and 2023 remained outstanding at March 31, 2024.

The following table summarizes pertinent facts related to PRSU grants, with threshold and target dollar and production capacity figures given in millions.

Grant Date	Grant-Date Fair Value	# Cash-Settleable PRSUs	# Share-Settleable PRSUs	Metric	Threshold	Target
2/28/2023	$2.58	192,500	38,759	2025 PHA Revenue	$177.0	$202.0
2/28/2023	$2.58	192,500	38,760	2025 Adjusted EBITDA	$36.0	$44.0
3/31/2022	$5.86	131,909	15,075	2024 PHA Revenue	$151.0	$189.0
3/31/2022	$5.86	131,909	15,075	2024 Adjusted EBITDA	$9.2	$13.8
3/31/2022	$5.86	175,880	20,101	2024 Neat PHA capacity (lbs.)	68.0	81.0
		824,698	127,770

Stock Options

The following table summarizes share-settled stock option activity under our equity plans.

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance, December 31, 2023	9,257,704	$11.27	5.38	$-
Forfeited	(4,334)
Balance, March 31, 2024	9,253,370	$11.27	5.13	$-
Exercisable	8,118,263	$12.10	4.77	$-
Vested and expected to vest	9,253,370	$11.27	5.13	$-

The aggregate intrinsic values are calculated as the difference between the exercise price of the indicated stock options and the fair value of our common stock on March 31, 2024.

There were no stock options granted during the three months ended March 31, 2024.

There were 204,254 share-settled options granted during the three months ended March 31, 2023 with a weighted average grant date fair value of $1.17. In addition to the share-settled stock options, during the three months ended March 31, 2023, we granted 1,050,000 stock options that contained a cash-settlement feature if adequate shares were not available to settle the award by the vesting dates. Additionally, during 2023, we added a cash-settlement feature to 2,571,737 of previously outstanding share-settled stock options and we maintain a liability of $0.4 million as of March 31, 2024 for these options, which was reclassified from additional paid-in capital. For the three months ended March 31, 2024 and 2023, we recognized expense of $0.4 million and $0.6 million, respectively for all outstanding cash-settleable stock options. We maintained long-term liabilities of $0.5 million and $0.1 million at March 31, 2024 and December 31, 2023, respectively, related to our historical outstanding cash-settleable stock options.

As of March 31, 2024, there was $2.7 million of unrecognized compensation cost related to unvested stock options and restricted shares granted under the 2020 Incentive Plan. That cost is expected to be recognized over a weighted-average period of 0.9 years.

Note 13. Fair Value Considerations

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

Level 1

The carrying amounts of our cash and cash equivalents and restricted cash were measured using quoted market prices in active markets and represent Level 1 investments. Our other financial instruments such as accounts receivable, accounts payable and accrued expenses, approximate their fair values due to their short maturities. The March 31, 2024 fair value of our Convertible Notes, based on trades made around that date, was approximately $17.8 million.

We set the values of our restricted stock unit and restricted stock awards without market-based vesting provisions on their respective grant dates at the closing price of a share of our common stock on each grant date.

We re-value our restricted stock unit awards that include a cash settlement feature each month at the closing price of a share of our common stock on the last trading day of the month, or $1.09 at March 31, 2024.

Level 2

We valued our restricted stock awards that contain a market-based vesting provision on the grant date using a Monte Carlo simulation, which takes into account a large number of potential stock price scenarios over time and incorporates varied assumptions about volatility and exercise behavior for those various scenarios. These assumptions are based on market data but cannot be directly observed. A fair value is estimated for each potential outcome.

We estimated the fair value of our Senior Secured Term Loan based on an analysis of market activity since loan inception at March 31, 2024 and determined it was approximately $40.5 million.

Level 3

We value our stock options, ESPP instruments, Private Warrants and Common Warrants using the Black-Scholes option pricing model on the respective grant dates. We re-value the Private Warrants, Common Warrants and any stock options with a cash-settlement feature at the end of each period. Since our stock price history as a publicly traded company is shorter in duration than the expected lives of our options (other than ESPP instruments), we use the historical volatility of a group of peer companies in addition to our own historical volatility to assess expected volatility. We have not paid and do not currently anticipate paying a cash dividend on our common stock, so we have set the expected annual dividend yield to zero for all calculations. We used risk-free rates equal to the U.S. Treasury yield curves in effect as of each valuation date for durations equal to the expected lives of each instrument. We use the simplified method under Staff Accounting Bulletin Topic 14, defined as the mid-point between the vesting period and the contractual term for each option, to determine the expected lives of stock-settled stock options and we use the remaining contractual lives of ESPP instruments, Private Warrants, Common Warrants, and stock options with a cash-settlement feature as their expected lives.

The following table sets forth the calculated fair values and the associated ranges of values we used for period remeasurement and for new grants in our Black-Scholes calculations for stock options, other than ESPP.

	March 31,	Three Months Ended March 31,
	2024	2024	2023
Share prices of our common stock	$1.09	$1.09	$2.58 - $3.45
Expected volatilities	79.78%	65.28% - 100.92%	49.08% - 53.51%
Risk-free rates of return	4.21%	4.13% - 4.28%	4.04% - 4.40%
Expected option terms (years)	4.08	3.31 - 4.91	4.31 - 6.00
Calculated option values	$0.23	$0.15 - $0.41	$0.20 - $2.04

The following table sets forth the fair values we calculated and the inputs we used in our Black-Scholes models for Private Warrants.

	March 31,	December 31,
	2024	2023
Share price of our common stock	$1.09	$1.02
Expected volatility	95.80%	56.66%
Risk-free rate of return	4.68%	4.31%
Expected warrant term (years)	1.74	2.00
Fair value determined per warrant	$0.05	$0.00

The following table sets forth the fair values we calculated and the inputs we used in our Black-Scholes models for Common Warrants.

	March 31,	March 25,
	2024	2024
Share price of our common stock	$1.09	$1.08
Expected volatility	68.42%	72.80%
Risk-free rate of return	4.12%	4.15%
Expected warrant term (years)	5.49	5.50
Fair value determined per warrant	$0.63	$0.65

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

We provide for costs relating to these matters when a loss is probable and the amount is reasonably estimable. Since we are unable to estimate the likelihood of incurring a loss, or the amount of loss, if any, related to these matters, we have not accrued any losses for these matters at March 31, 2024. Legal and administrative costs related to these matters are expensed as incurred.

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

Note 15. Subsequent Events

On April 19, 2024, we entered into an asset-based credit and security agreement (“Revolving Credit Agreement”) with Mountain Ridge Capital.

The Revolving Credit Agreement provides for borrowings under a revolving commitment of $20.0 million (“Revolving Commitment”). Subject to the terms and conditions of the Revolving Credit Agreement, we may request an increase in the Revolving Commitment by an amount not to exceed $5.0 million, provided that any such request for an increase be in a minimum amount of $2.5 million. The amount of the Revolving Commitment available for borrowing at any given time is $18.5 million, subject to a borrowing base formula that is based upon our accounts receivable and inventory, as more fully described in the Revolving Credit Agreement.

Amounts borrowed under the Revolving Credit Agreement accrue interest at an annual rate equal to the Secured Overnight Financing Rate plus 7%, and any unborrowed Revolving Commitment accrues an unused facility fee at an annual rate of 0.5%, each payable monthly. The Revolving Credit Agreement matures on April 19, 2027; however, certain provisions exist that can accelerate the maturity date. The Revolving Credit Agreement also contains other customary representations, warranties, and affirmative and negative covenants, which we do not expect to have any material effect. The Revolving Credit Agreement is secured by a lien on all of our accounts receivable and inventory and the proceeds thereof and certain other assets as set forth in the Revolving Credit Agreement.

On May 2, 2024, we announced that our Board of Directors proposed a distribution of warrants to purchase shares of Common Stock (“Dividend Warrants”). This transaction is subject to our stockholders approving a proposal to increase the number of shares of Common

Stock authorized at our upcoming annual meeting of stockholders, to be held on July 9, 2024. The Dividend Warrants would be distributed on or about July 12, 2024, to the holders of record of our Common Stock as of the close of business on May 13, 2024.

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
•
our ability to raise capital;
•
the ongoing conflict in Ukraine and the Middle East;
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

In November 2021, we broke ground on the construction of a PHA plant in Bainbridge, Georgia (“Greenfield Facility”). Through March 31, 2024, we have invested $187.8 million in the Greenfield Facility, excluding capitalized interest and internal labor. The Greenfield Facility has an engineering cost estimate ranging from $515 million to $665 million, which was most recently updated in December 2022 and does not consider any effect of inflation. The Greenfield Facility has a planned annual production capacity of approximately 125 million pounds of finished product. We suspended construction of the Greenfield Facility during 2022 and completion of the facility is contingent upon securing additional financing.

We anticipate spending between $140 million to $220 million on a commercial Rinnovo plant. This range does not account for the impact of inflation on our construction costs arising since the completion of our engineering cost estimate in the second quarter of 2022. Once a commercial Rinnovo plant is completed and after making some additional investments in extrusion capacity, the Danimer network is expected to have production capacity of approximately 330 million pounds of Nodax-based finished product. Danimer also expects to have approximately 60 million pounds of Rinnovo remaining to sell on a standalone basis or in formulations that don't include Nodax.

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

Research and Development (“R&D”) and Tolling Services: Our technology team partners with global consumer product companies to develop custom biopolymer formulations for specific applications. R&D contracts are designed to develop a formulated resin using PHA, PLA and other biopolymers that can be run efficiently on existing conversion equipment. We expect successful R&D contracts to culminate in supply agreements with the R&D customers. Our R&D services thus not only provide revenue but also a pipeline of future products.

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

Factors Impacting Our Expenses

Cost of revenue

Cost of revenue is comprised of costs of goods sold and direct costs associated with research and development service projects. Costs of goods sold consists of raw materials and ingredients, personnel, related production overhead, rent, utilities and depreciation. Costs associated with research and development service contracts include outside consulting and testing, personnel and related overhead incurred in direct relation to specific service contracts.

Selling, general and administrative expense

Selling, general and administrative expense consists of personnel costs, corporate administration expenses, and elements of depreciation and amortization, rent, facility and marketing expenses that are not directly attributable to direct costs of production or associated with research and development activities.

Research and development expense

Research and development expense includes personnel costs, depreciation, amortization, third-party consulting and testing fees, and rent and related facility expenses directly attributable to research and development activities not associated with revenue generating service contracts.

Current Developments

During the first quarter, we made further inroads in our mission to create biodegradable consumer packaging and other products which address the global plastics waste crisis by:

•
completing our first commercial shipment of compostable single-use coffee pod capsule resin to Delta Cafes, and
•
making additional progress in negotiating development and supply agreements with our blue-chip customers.

Russia & Ukraine Conflict

With respect to the war in Ukraine, our business and operational environment is impacted by, among other things, responsive governmental actions including sanctions imposed by the U.S. and other governments.

While we do not have operations in either Russia or Ukraine, we have experienced a decline in sales due to the conflict, specifically sales of some of our PLA products. We have also experienced supply chain challenges and increased logistics and raw material costs, including but not limited to canola oil, which our PHA production currently uses as a feedstock. Although we did not and do not source canola oil from Ukraine, and we have placed orders to reduce our exposure to shortages or inflation, we believe global canola oil prices have been more volatile due to events in Ukraine.

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

Critical Accounting Policies

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the reported periods. Our disclosure of our key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results, are set forth in our Annual Report on Form 10-K for the year ended December 31, 2023.

Results of Operations for the Three Months Ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(in thousands)	2024	2023	Change
Revenue:
Products	$9,955	$11,096	$(1,141)
Services	269	830	(561)
Total revenue	10,224	11,926	(1,702)
Cost of revenue	16,535	18,209	(1,674)
Gross profit	(6,311)	(6,283)	(28)
Gross profit percentage	-61.7%	-52.7%
Operating expense:
Selling, general and administrative	6,869	18,699	(11,830)
Research and development	5,342	7,075	(1,733)
Loss on sale of assets	-	170	(170)
Total operating expenses	12,211	25,944	(13,733)
Loss from operations	(18,522)	(32,227)	13,705
Nonoperating income (expense):
Gain (loss) on remeasurement of warrants	99	(1,116)	1,215
Interest, net	(8,838)	(3,386)	(5,452)
Total nonoperating expense:	(8,739)	(4,502)	(4,237)
Loss before income taxes	(27,261)	(36,729)	9,468
Income taxes	(2)	90	(92)
Net loss	$(27,263)	$(36,639)	$9,376

Revenue

Current quarter revenue decreased by 14% as compared to the prior year quarter. In the first quarter of 2024, PHA-based product sales increased $3.2 million, or 64%, over the prior year quarter due to an increase in sales volumes. PHA-based product sales represented 82% of our product revenues in the current year quarter and 45% of product revenue in the prior year quarter. Current quarter PLA-based product sales decreased $4.3 million compared to the prior year quarter due to a 59% decrease in volumes sold as well as a 33% decrease in weighted average selling price. This volume decrease is related to certain PLA customers impacted by the conflict in Ukraine, whose business we do not expect to return at the previous volumes or at all.

The decrease in service revenue relates primarily to our completion of our portion of several R&D contracts since the beginning of the prior year quarter.

During the current quarter, we had two customers that each individually accounted for 10% of revenue and collectively accounted for 64% of total revenue, whereas in the prior year quarter we had four customers that each individually accounted for 10% of revenue and collectively accounted for 72% of total revenue.

Cost of revenue and gross profit

Cost of revenue decreased 9% for the current quarter as compared with the prior year quarter. This is largely driven by the sales volume decreases noted above.

The decline in gross profit percentage was primarily due to the aforementioned lower volumes sold in the quarter.

Operating expenses

Current period improvement in selling, general and administrative expense primarily relates to decreases in stock-based compensation of $12.5 million with respect to certain executive awards that were fully amortized in December 2023 as well as decreases of $0.3 million in consulting services and fees and $0.2 million in accounting expenses. These were partially offset by increases in legal and related expenses of $1.2 million, of which $0.9 million related to our recent registered direct offering transaction. The improvement in research and development expenses relate primarily to stock-based compensation of $1.5 million with respect to certain executive awards that were fully amortized in December 2023. We continue to focus on reducing expenditures company-wide.

Gain (loss) on remeasurement of warrants

The current quarter remeasurement gain on our warrants primarily represents a decrease in the fair value of each of the 15 million outstanding Common Warrants due primarily to a decrease in the share price since their issuance. The prior year quarter remeasurement loss was due to an increase in the share price during that period that impacted the fair value of the 3.9 million outstanding Private Warrants.

Interest expense

The increase in interest expense, net of capitalization, primarily resulted from the issuance of the Senior Secured Term Loan in March 2023, for which we incurred a full quarter of interest expense in the current quarter as compared to a only a portion of the prior year quarter.

Income taxes

For the current quarter, we had an immaterial amount of tax expense as compared to a benefit of $0.1 million in the prior year quarter. Our effective tax rates differed from the federal statutory rate of 21% due to our valuation allowances against substantially all of our net deferred tax assets.

Liquidity and Capital Resources

Our primary sources of liquidity are equity issuances and debt financings. As of March 31, 2024, we had $57.3 million in cash and cash equivalents and other working capital of $31.4 million. While we believe we have developed the capabilities to generate revenue that will eventually be sufficient to cover our ongoing operating costs, we are currently experiencing a period of low sales volume. We believe we have adequate liquidity to fund our operations for the next twelve months.

We broke ground on our Greenfield Facility construction in November 2021 and started placing orders for long-lead time equipment items. The Greenfield Facility has an engineering cost estimate ranging from $515 million to $665 million, which does not consider the effects of inflation. As of March 31, 2024, we have invested $187.8 million of capital, excluding capitalized interest and internal labor, for the Greenfield Facility. During 2022, we suspended construction of the Greenfield Facility and completion of the facility is contingent upon receiving additional financing.

As of March 31, 2024, our most significant borrowing facilities are our 3.25% Convertible Senior Notes and our Senior Secured Term Loan described below.

3.25% Convertible Senior Notes

On December 21, 2021, we issued $240 million principal amount of our 3.25% Convertible Senior Notes due 2026 (“Convertible Notes”), subject to an indenture (“Indenture”).

The Convertible Notes are our senior, unsecured obligations and accrue interest at a rate of 3.25% per annum, payable semi-annually in arrears on June 15 and December 15 of each year, beginning on June 15, 2022. We will settle conversions by paying or delivering, as applicable, cash, shares of common stock or a combination of cash and shares, at our election. The initial conversion rate, which is subject to change, is approximately $10.79 per share of common stock. If certain liquidity conditions are met, we may redeem the Convertible Notes between December 19, 2024, and October 20, 2026. The Convertible Notes will mature on December 15, 2026.

Capped Calls

Also in December 2021, in connection with the Convertible Notes, we purchased call options (“Capped Calls”) from certain well-capitalized financial institutions for $35 million. The Capped Calls permit us to require the counterparties to deliver to us shares of our common stock, subject to a capped number of shares. We may also net-settle the Capped Calls and receive cash instead of shares. We have not exercised any of the Capped Calls at March 31, 2024, and the Capped Calls expire on April 12, 2027.

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

In connection with the Senior Secured Term Loan, we also issued warrants with a five-year maturity to the lender to purchase 1.5 million shares of our common stock at an exercise price of $7.50 per share. We determined the fair value of these warrants as of the closing date was $0.5 million, which we included in additional paid in capital, using the Black-Scholes model.

Cash Flows for the Three Months Ended March 31, 2024 and 2023:

The following table summarizes our cash flows from operating, investing and financing activities:

	Three Months Ended March 31,
(in thousands)	2024	2023
Net cash used in operating activities	$(12,991)	$(5,865)
Net cash used in investing activities	$(1,970)	$(16,400)
Net cash provided by financing activities	$13,037	$91,539

Cash flows from operating activities

Net cash used in operating activities was $13.0 million during the current quarter and was $5.9 million during the comparable period for 2023. The period-to-period increase in cash outflows is primarily the payment of a full quarter of interest payments related to our Senior Secured Term Loan in the current year and only a partial quarter in the prior year quarter.

Cash flows from investing activities

In the current quarter, we used $2.0 million for the purchase of property, plant and equipment as compared to the $16.4 million for such purchases in the prior year quarter. During 2024, we are continuing to decrease capital expenditures to align with our cost savings initiatives.

Cash flows from financing activities

In the current quarter, net cash provided by financing activities of $13.0 million consisted primarily of:

•
Proceeds from issuance of warrants and common stock, net of issuance costs, of $13.5 million; and
•
Payments of debt of $0.6 million.

In the prior year quarter, net cash provided by financing activities of $91.5 million consisted primarily of:

•
Proceeds from our Senior Secured Term Loan of $130 million, less issuance costs of $33.0 million; and
•
Payments of debt of $5.5 million, including a portion of our previously existing Subordinated Term Loan.

Off-balance Sheet Arrangements

At March 31, 2024, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks, including potential losses arising from adverse changes in market prices and rates, such as various commodity prices, particularly canola oil. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three month period ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Refer to the information provided in Note 14 to the Notes to the Condensed Consolidated Financial Statements presented in Part I, Item 1. of this report.

Item 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 5. OTHER INFORMATION

During the three month period ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, nor did the Company during such fiscal quarter adopt or terminate any “Rule 10b5-1 trading arrangement”.

Item 6. EXHIBITS

Exhibit No.	Description
4.1	Form of Pre-Funded Common Stock Purchase Warrant (included as Exhibit 4.1 to the Current Report on Form 8-K (Commission File No. 001-39280) filed on March 25, 2024).
4.2	Form of Common Stock Purchase Warrant (included as Exhibit 4.2 to the Current Report on Form 8-K (Commission File No. 001-39280) filed on March 25, 2024)
10.1

Placement Agency Agreement, dated as of March 20, 2024, by and between Danimer Scientific, Inc. and Roth Capital Partners, LLC (included as Exhibit 10.1 to the Current Report on Form 8-K (Commission File No. 001-39280) filed on March 25, 2024).

10.2

Form of Securities Purchase Agreement, by and between Danimer Scientific, Inc. and the purchaser named therein (included as Exhibit 10.2 to the Current Report on Form 8-K (Commission File No. 001-39280) filed on March 25, 2024).

10.3

Credit and Security Agreement, dated as of April 19, 2024, among Danimer Scientific, Inc., Meredian Holdings Group, Inc., Danimer Scientific Holdings, LLC, Meredian, Inc., Danimer Scientific, L.L.C., Danimer Bioplastics, Inc., and Danimer Scientific Kentucky, Inc., as borrowers, the other loan parties party thereto from time to time, the financial institutions party thereto from time to time as lenders and ABL OPCO LLC (d/b/a Mountain Ridge Capital), as administrative agent. (included as Exhibit 10.1 to the Current Report 8-K (Commission File No. 001-39280) filed on April 22,2024.

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

Danimer Scientific, Inc.

Date: May 7, 2024	By:	/s/ Stephen E. Croskrey
Stephen E. Croskrey
Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2024	By:	/s/ Michael A. Hajost
Michael A. Hajost
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)