Form 10-Q
period 2024-06-30
Danimer Scientific, Inc.
filed 2024-08-08
CIK 1779020

o

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 8, 2024, the registrant had 120,170,109 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (UNAUDITED)

DANIMER SCIENTIFIC, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
(in thousands, except share and per share data)	2024	2023
Assets:
Current assets:
Cash and cash equivalents	$40,254	$59,170
Accounts receivable, net	10,928	15,227
Other receivables, net	580	652
Inventories, net	26,277	25,270
Prepaid expenses and other current assets	5,907	4,714
Contract assets, net	2,928	3,005
Total current assets	86,874	108,038

Property, plant and equipment, net	434,257	445,153
Intangible assets, net	76,415	77,790
Right-of-use assets	19,163	19,160
Leverage loans receivable	31,446	31,446
Restricted cash	14,167	14,334
Other assets	4,218	2,210
Total assets	$666,540	$698,131

Liabilities and Stockholders’ equity:
Current liabilities:
Accounts payable	$2,880	$5,292
Accrued liabilities	4,781	4,726
Unearned revenue and contract liabilities	850	1,000
Current portion of lease liability	3,723	3,337
Current portion of long-term debt, net	6,976	1,368
Total current liabilities	19,210	15,723

Long-term lease liability, net	21,461	21,927
Long-term debt, net	386,910	381,436
Warrant liability	3,914	5
Other long-term liabilities	1,017	1,020
Total liabilities	$432,512	$420,111

Commitments and contingencies (Note 14)

Stockholders’ equity:
Common stock, $0.0001 par value; 200,000,000 shares authorized: 116,608,522 and 102,832,103 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	$12	$10
Additional paid-in capital	738,061	732,131
Accumulated deficit	(504,045)	(454,121)
Total stockholders’ equity	234,028	278,020
Total liabilities and stockholders’ equity	$666,540	$698,131

The accompanying notes are an integral part of these condensed consolidated financial statements.

DANIMER SCIENTIFIC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share and per share data)	2024	2023	2024	2023
Revenue:
Products	$7,246	$12,174	$17,201	$23,270
Services	382	691	651	1,521
Total revenue	7,628	12,865	17,852	24,791

Costs and expenses:
Cost of revenue	14,531	19,433	31,066	37,642
Selling, general and administrative	6,752	16,844	13,621	35,543
Research and development	5,109	7,709	10,451	14,784
Loss on sale of assets	565	-	565	170
Total costs and expenses	26,957	43,986	55,703	88,139
Loss from operations	(19,329)	(31,121)	(37,851)	(63,348)
Nonoperating income (expense):
Gain (loss) on remeasurement of warrants	5,742	1,083	5,841	(33)
Interest, net	(9,072)	(9,162)	(17,910)	(12,548)
Loss on loan extinguishment	-	(102)	-	(102)
Total nonoperating expense:	(3,330)	(8,181)	(12,069)	(12,683)
Loss before income taxes	(22,659)	(39,302)	(49,920)	(76,031)
Income taxes	(2)	61	(4)	151
Net loss	$(22,661)	$(39,241)	$(49,924)	$(75,880)

Basic and diluted net loss per share	$(0.19)	$(0.38)	$(0.45)	$(0.74)

Weighted average shares outstanding	116,465,086	101,938,376	110,114,660	101,917,585

The accompanying notes are an integral part of these condensed consolidated financial statements.

DANIMER SCIENTIFIC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2024	2023	2024	2023
Common stock:
Balance, beginning of period	$12	$10	$10	$10
Issuance of common stock	-	-	2	-
Balance, end of period	12	10	12	10

Additional paid-in capital:
Balance, beginning of period	737,465	690,893	732,131	676,250
Stock-based compensation expense	595	13,909	1,169	27,974
Issuance of common stock, net of issuance costs	8	-	4,658	-
Shares retained for employee taxes	(7)	-	(15)	(61)
Stock issued under stock compensation plans	-	-	118	129
Warrants issued with Senior Secured Term Loan	-	-	-	510
Balance, end of period	738,061	704,802	738,061	704,802

Accumulated deficit:
Balance, beginning of period	(481,384)	(335,287)	(454,121)	(298,648)
Net loss	(22,661)	(39,241)	(49,924)	(75,880)
Balance, end of period	(504,045)	(374,528)	(504,045)	(374,528)
Total stockholders' equity	$234,028	$330,284	$234,028	$330,284

The accompanying notes are an integral part of these condensed consolidated financial statements.

DANIMER SCIENTIFIC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30,
(in thousands)	2024	2023
Cash flows from operating activities:
Net loss	$(49,924)	$(75,880)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	14,969	14,752
(Gain) loss on remeasurement of warrants	(5,841)	33
Amortization of debt issuance costs	5,821	3,485
Stock-based compensation	1,169	27,974
Warrant issuance costs	867	-
Loss on disposal of assets	565	170
Accounts receivable reserves	437	(948)
Inventory reserves	(313)	464
Amortization of right-of-use assets and lease liability	(83)	(237)
Deferred income taxes	-	(155)
Other	-	1,046
Changes in operating assets and liabilities:
Accounts receivable	3,863	5,939
Other receivables	74	38
Inventories, net	(694)	2,383
Prepaid expenses and other current assets	(751)	1,130
Contract assets	(185)	(959)
Other assets	70	(120)
Accounts payable	(2,078)	(2,377)
Accrued liabilities	227	600
Other long-term liabilities	(4)	636
Unearned revenue and contract liabilities	(150)	875
Net cash used in operating activities	(31,961)	(21,151)
Cash flows from investing activities:
Purchases of property, plant and equipment and intangible assets	(3,770)	(23,041)
Net cash used in investing activities	(3,770)	(23,041)
Cash flows from financing activities:
Proceeds from issuance of common warrants, net of issuance costs	8,883	-
Proceeds from issuance of common stock, net of issuance costs	4,658	-
Proceeds from long-term debt	11,326	130,000
Principal payments on long-term debt	(7,227)	(11,744)
Cash paid for debt issuance costs	(1,095)	(33,295)
Proceeds from employee stock purchase plan	118	129
Employee taxes related to stock-based compensation	(15)	(61)
Net cash provided by financing activities	16,648	85,029
Net (decrease) increase in cash and cash equivalents and restricted cash	(19,083)	40,837
Cash and cash equivalents and restricted cash-beginning of period	73,504	64,401
Cash and cash equivalents and restricted cash-end of period	$54,421	$105,238
Supplemental cash flow information:
Cash paid for interest, net of interest capitalized	$13,698	$9,530
Cash paid for operating leases	$1,860	$1,858

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

Financial Statements

The accompanying condensed consolidated financial statements (“financial statements”) have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. The financial statements consolidate all assets and liabilities of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated. We have made certain reclassifications to previously reported amounts to conform to the current presentation. In our opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for interim periods are not necessarily indicative of results for the entire year. As a result, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023 (“2023 Form 10-K”).

We do not have any material items of other comprehensive income (loss); accordingly, there is no difference between net loss and comprehensive loss and we have not presented a separate Statement of Comprehensive Income (Loss) that would otherwise be required.

There were no significant changes to our critical accounting estimates or our significant accounting policies as disclosed in our 2023 Form 10-K.

Strategic Reorganization and Other Charges

During the three months ended June 30, 2024, we announced the pending retirement of our Chief Executive Officer which resulted in $0.3 million in expense related to the related transition and retirement agreement. Additionally, we launched a reduction in force and curtailed certain non-core product development activities and recorded $0.4 million in strategic reorganization and other related charges, primarily related to severance costs.

In July 2024, we temporarily suspended our Danimer Catalytic Technologies business, including additional reduction in force, to further capital conservation. There were no asset impairments associated with this suspension, but we do expect to record additional strategic reorganization and other related charges in the quarter ending September 30, 2024 that will reduce the immediate cost savings realized.

Risks and Uncertainties

Preparation of the financial statements is on a going concern basis of presentation according to GAAP, which assumes that we will continue our operations for the foreseeable future and be able to realize our assets and discharge our liabilities and commitments in the normal course of business.

Historically, we have financed our operations through issuance of equity and debt financings, such as our senior secured term loan, convertible notes, new market tax credit transactions and our asset-based lending arrangement as described in Note 9. These financings have been used to fund working capital, capital expenditures, and our day-to-day operations.

Based on our current plans and projections, we believe our unrestricted cash resources of $40.3 million and $27.4 million in working capital at June 30, 2024, will be sufficient to satisfy our liquidity requirements for more than one year from when these financial statements were issued.

Our ability to generate revenues in the near-term is highly dependent on the successful commercialization of our biopolymer products, which is subject to certain risks and uncertainties. As the market for our products expands, we anticipate that it will take time for our PHA sales and production to ramp-up to an economical scale sufficient to fund our operations. As a result, we have experienced significant losses and negative cash flows in recent years and this may continue in the near-term, as we incur costs and expenses for the continued development and expansion of our business, including the costs of enhancing manufacturing capacity and ongoing product research and development. The amounts we spend will impact our ability to become profitable and this spending will depend, in part, on the number of new products that we attempt to develop.

Our long-term success is largely based on our PHA-based resin go-to-market strategy and the effective development of alternative biodegradable resin products to support a variety of end-use cases. We are in discussions with, and in certain instances have begun production for, large restaurant chains and consumer goods companies and their converters to expand the use of our PHA-based resins in cutlery, straws, single-use food packaging and films. Customer trends and government regulations are moving toward non-petroleum-based plastics; however, due to recent economic conditions, including the COVID-19 pandemic and supplemental supply chain disruptions, decreased Eastern European demand due to the conflict in Ukraine, and rising inflation, our projected sales growth has shifted into later periods. As a result of these developments, we have taken actions to reduce our operating costs across all areas of the business and to more closely monitor our liquidity position. For example, we have reduced discretionary spending, reduced labor costs through employee headcount rationalization, increased senior management focus on collections of accounts receivable, postponed certain capital expenditures, and launched an initiative to reduce on-hand inventory levels to respond to the business environment. We have also temporarily suspended operations at our Danimer Catalytic Technologies business to further capital conservation. If these plans are insufficient to sustain our liquidity, we expect to take further actions, which could include identifying alternative funding sources, to preserve sufficient liquidity.

Note 2. Inventories, net

Inventories, net consisted of the following:

	June 30,	December 31,
(in thousands)	2024	2023
Raw materials	$11,762	$10,867
Work in process	1,436	546
Finished goods and related items	13,079	13,857
Total inventories, net	$26,277	$25,270

At June 30, 2024 and December 31, 2023, finished goods and related items included $9.0 million and $7.6 million, respectively, of finished neat PHA. Inventory at June 30, 2024 and at December 31, 2023 is stated net of reserves of $0.6 million and $0.9 million, respectively, related to interim assessments to reduce the carrying value of inventory to its net realizable value.

Note 3. Property, Plant and Equipment, net

Property, plant and equipment, net, consisted of the following:

		June 30,	December 31,
(in thousands)	Estimated Useful Life (Years)	2024	2023
Land and improvements	20	$92	$92
Leasehold improvements	Shorter of useful life or lease term	110,543	110,531
Buildings	20-40	2,191	2,191
Machinery and equipment	3-20	190,254	190,111
Motor vehicles	7-10	903	903
Furniture and fixtures	3-10	474	474
Office equipment	3-10	7,434	7,415
Construction in progress	N/A	204,500	202,998
		516,391	514,715
Accumulated depreciation and amortization		(82,134)	(69,562)
Property, plant and equipment, net		$434,257	$445,153

We reported depreciation and amortization expense (which included amortization of intangible assets) as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Cost of revenue	$5,105	$4,934	$10,252	$10,147
Research and development	1,973	1,956	4,004	4,038
Selling, general and administrative	360	283	713	567
Total depreciation and amortization expense	$7,438	$7,173	$14,969	$14,752

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

(in thousands)	June 30, 2024	December 31, 2023
Georgia	$200,482	$199,342
Kentucky	2,193	1,696
New York	1,825	1,960
	$204,500	$202,998

Property, plant and equipment includes gross capitalized interest of $15.0 million as of both June 30, 2024 and December 31, 2023. For the three and six months ended June 30, 2024 and 2023, capitalized interest costs were immaterial.

Note 4. Intangible Assets

Our recognized intangible assets consist of patents and the unpatented technological know-how of Danimer Catalytic Technologies. Our legacy patents were initially recorded at cost. The values of Danimer Catalytic Technologies’ patents and unpatented know-how are inseparable and represent their acquisition-date fair value, less subsequent amortization.

We capitalize patent defense and application costs and amortize these costs on a straight-line basis over their estimated useful lives, which range from 10 to 20 years. Our intangible portfolio has an estimated weighted average useful life of 17.0 years.

Intangible assets, net, consisted of the following:

	June 30,	December 31,
(in thousands)	2024	2023
Intangible assets, gross	$96,605	$95,765
Less capitalized patent costs not yet subject to amortization	(3,102)	(2,838)
Intangible assets subject to amortization, gross	93,503	92,927
Accumulated amortization	(20,190)	(17,975)
Intangible assets subject to amortization, net	73,313	74,952
Total intangible assets, net	$76,415	$77,790

Amortization expense was $1.1 million and $1.2 million for the three months ended June 30, 2024 and 2023, respectively, and $2.2 million and $2.4 million for the six months ended June 30, 2024 and 2023, respectively. This expense was included in research and development costs.

Note 5. Accrued Liabilities

The components of accrued liabilities were as follows:

	June 30,	December 31,
(in thousands)	2024	2023
Compensation and related expenses	$1,773	$1,692
Accrued taxes	1,223	552
Accrued principal and interest	629	440
Accrued legal, consulting and professional fees	406	839
Accrued utilities	261	350
Accrued rebates	38	233
Construction in progress accruals	25	191
Purchase accrual	-	8
Other	426	421
Total accrued liabilities	$4,781	$4,726

Note 6. Income Taxes

We reported immaterial income tax expense for the three and six months ended June 30, 2024, which resulted in an effective income tax rate of zero percent. We reported an income tax benefits for the three and six months ended June 30, 2023 of $0.1 million and $0.2 million, respectively, which resulted in effective income tax rates of 0.16% and 0.20%, respectively. Our effective tax rates differed from the federal statutory rate of 21% due to our valuation allowances against substantially all of our net deferred income tax assets.

In assessing the realizability of deferred income tax assets, we consider whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods at which time those temporary differences become deductible.

In making valuation allowance determinations, we consider all available evidence, positive and negative, affecting specific deferred income tax assets, including the scheduled reversal of deferred income tax liabilities, projected future taxable income, the length of carry-back and carry-forward periods, and tax planning strategies in making this assessment. At June 30, 2024, we maintained a full valuation allowance against our net deferred income tax assets due to the uncertainty surrounding realization of such assets.

Note 7. Leases

The following table sets forth the allocation of our operating lease costs.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Cost of revenue	$754	$673	$1,508	$1,254
Research and development	247	135	495	211
Selling, general and administrative	28	143	61	280
Total operating lease cost	$1,029	$951	$2,064	$1,745

Note 8. Warrant Liability

Private Warrants

At June 30, 2024 and December 31, 2023, there were 3,914,525 outstanding warrants to purchase shares of our common stock at an exercise price of $11.50 per share, subject to adjustments, which were privately placed prior to the Business Combination (“Private Warrants”). The Private Warrants have been exercisable since May 7, 2021. On December 28, 2025, any then-outstanding Private Warrants will expire.

The Private Warrants meet the definition of derivative instruments and are reported as liabilities at their fair values at each period end, with changes in the fair value of the Private Warrants recorded as a non-cash loss or gain. A rollforward of the Private Warrants liability is below.

(in thousands)
Balance at December 31, 2023	$(5)
Loss on remeasurement of private warrants	(201)
Balance at March 31, 2024	(206)
Gain on remeasurement of private warrants	192
Balance at June 30, 2024	$(14)

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

(in thousands)
Balance at March 25, 2024	$(9,750)
Gain on remeasurement of common warrants	300
Balance at March 31, 2024	(9,450)
Gain on remeasurement of common warrants	5,550
Balamce at June 30, 2024	$(3,900)

Note 9. Debt

The components of debt were as follows:

	June 30,	December 31,
(in thousands)	2024	2023
3.25% Convertible Senior Notes	$240,000	$240,000
Senior Secured Term Loan	130,000	130,000
New Market Tax Credit Transactions	45,700	45,700
Asset-based Lending Arrangement	5,177	-
Insurance Premium Finance Notes	1,517	1,243
Vehicle and Equipment Notes	267	327
Mortgage Notes	186	192
Total	$422,847	$417,462
Less: Total unamortized debt issuance costs	(28,961)	(34,658)
Less: Current maturities of long-term debt	(6,976)	(1,368)
Total long-term debt	$386,910	$381,436

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

On July 12, 2024, we completed the distribution of Dividend Warrants as described in Note 15. In addition to Dividend Warrants being exercisable for cash, beginning on July 26, 2024 and subject to the terms and conditions of the warrant agreement governing the Dividend Warrants, holders of Dividend Warrants could also exercise their Dividend Warrants with Convertible Notes at face value, meaning that one Convertible Note having a principal amount of $1,000 may be surrendered as consideration to exercise 200 Dividend Warrants. Convertible Notes surrendered to pay the exercise price for Dividend Warrants will be retired.

Capped Calls

Also in December 2021, in connection with the Convertible Notes, we purchased call options (“Capped Calls”) from certain well-capitalized financial institutions for $35 million. The Capped Calls permit us to require the counterparties to deliver to us shares of our common stock, subject to a capped number of shares. We may also net-settle the Capped Calls and receive cash instead of shares. We have not exercised any of the Capped Calls at June 30, 2024, and the Capped Calls expire on April 12, 2027.

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

In each of the financing arrangements, we loaned money to the Investment Funds. These loans of $31.4 million are recorded as leveraged loan receivables as of June 30, 2024 and December 31, 2023, respectively. Each Investment Fund then contributed the funds from our loan and the Investor’s investment to a special purpose entity, which then in turn loaned the contributed funds to a wholly owned subsidiary of the Company.

We believe these borrowings, and our related loans to the Investment Funds, will be forgiven in 2026 and 2029.

Asset-based Lending Agreement

On April 19, 2024, we entered into an asset-based lending agreement (“Revolving Credit Agreement”).

The Revolving Credit Agreement provides for borrowings under a revolving commitment of $20.0 million (“Revolving Commitment”). Subject to the terms and conditions of the Revolving Credit Agreement, we may request an increase in the Revolving Commitment by an amount not to exceed $5.0 million, provided that any such request for an increase be in a minimum amount of $2.5 million. The amount of the Revolving Commitment available for borrowing at any given time is $18.5 million, subject to a borrowing base formula that is based upon our accounts receivable and inventory, as more fully described in the Revolving Credit Agreement. We are required to borrow a minimum of 50% of the calculated weekly borrowing base formula at all times. As of June 30, 2024, the remaining availability under the Revolving Credit Agreement is $5.2 million.

Amounts borrowed under the Revolving Credit Agreement accrue interest at an annual rate equal to the Secured Overnight Financing Rate plus 7%, and any unused Revolving Commitment accrues an unused facility fee at an annual rate of 0.5%, each payable monthly. The Revolving Credit Agreement matures on April 19, 2027; however, certain provisions exist that can accelerate the maturity date. The Revolving Credit Agreement also contains other customary representations, warranties, and affirmative and negative covenants, which we do not expect to have any material effect. The Revolving Credit Agreement is secured by a lien on all of our accounts receivable and inventory and the proceeds thereof and certain other assets as set forth in the Revolving Credit Agreement.

Insurance Premium Finance Notes

In December 2023 and June 2024, we entered into financing agreements related to the premiums of certain insurance policies. Each of these notes have a one-year term and bear interest at 8.24% and 8.49%, respectively.

Vehicle and Equipment Notes

We have twelve vehicle and equipment notes outstanding at June 30, 2024, primarily relating to motor vehicles and warehouse equipment. We make monthly payments on these notes at interest rates ranging from 3.75% to 6.99%.

Mortgage Notes

We have a mortgage note secured by a residential property. This note bears interest at 5.25% with a maturity date in May 2025.

Note 10. Equity

Common Stock

The following table summarizes the common stock activity for the three and six months ended June 30, 2024 and 2023, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Balance, beginning of period	114,240,921	101,938,376	102,832,103	101,804,454
Issuance of common stock	2,367,601	-	13,776,419	133,922
Balance, end of period	116,608,522	101,938,376	116,608,522	101,938,376

Preferred Stock

We are authorized to issue up to 10,000,000 shares of preferred stock, each with a par value of $0.0001 per share. As of June 30, 2024 and December 31, 2023, no shares of preferred stock were issued or outstanding.

Non-Plan Legacy Danimer Options

Prior to 2017, Legacy Danimer had issued 208,183 stock options that were not a part of either the 2016 Executive Plan or the 2016 Omnibus Plan. These options had a weighted average exercise price of $30 per share. On December 29, 2020, the then-remaining 30,493 of these options were converted to options to purchase 279,255 shares of our common stock with a weighted average exercise price of $3.28 per share. During 2021, 153,763 of these options were exercised. There were 125,492 of these options remaining outstanding at June 30, 2024 and December 31, 2023.

Equity Distribution Agreement

On September 7, 2022, we entered into an equity distribution agreement with Citigroup Global Markets Inc. (“Manager”), under which we may issue and sell shares of our common stock “at the market” from time-to-time with an aggregate offering price of up to $100.0 million (“ATM Offering”). Under the ATM Offering, the Manager may sell small volumes of our common stock at the prevailing market price, during such times and on such terms as we have predesignated. We have no obligation to sell any shares and may at any time suspend offers and sales that are part of the ATM Offering and may terminate the ATM Offering without penalty. On a life-to-date basis, we have issued 590,661 shares at an average price of $2.72 resulting in proceeds of $1.4 million. We incurred life-to-date issuance costs of $1.4 million, which were primarily one-time costs, but which also included less than $0.1 million in commissions to the Manager. On March 20, 2024, we amended the prospectus supplement relating to the ATM Offering to reduce the amount available for sale pursuant to the agreement from $100.0 million to $50.0 million. As of June 30, 2024, $48.6 million remains available for distribution under the ATM Offering.

Anti-dilutive Instruments

The following table summarizes the instruments excluded from the calculations of diluted shares outstanding because the effect of including them would have been anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Convertible Notes	22,250,040	22,250,040	22,250,040	22,250,040
Common Warrants	15,000,000	-	15,000,000	-
Employee stock options	9,230,171	11,950,598	9,230,171	11,950,598
Private Warrants	3,914,525	3,914,525	3,914,525	3,914,525
Restricted stock and RSUs	1,849,322	2,295,337	1,849,322	2,295,337
Stock appreciation rights	1,732,854	-	1,732,854	-
Pre-Funded Warrants	1,576,000	-	1,576,000	-
Senior Secured Term Loan Warrants	1,500,000	1,500,000	1,500,000	1,500,000
Performance stock	1,124,978	127,770	1,124,978	127,770
Legacy Danimer options	125,492	125,492	125,492	125,492
Total excluded instruments	58,303,382	42,163,762	58,303,382	42,163,762

Senior Secured Term Loan Warrants

On March 17, 2023, we issued warrants to purchase 1.5 million shares of our common stock for $7.50 per share in connection with the closing of the Senior Secured Term Loan. These warrants were accounted for as an equity arrangement and were included in additional paid-in-capital at June 30, 2024 and 2023.

Pre-Funded Warrants

On March 25, 2024, we completed a registered direct offering for the purchase and sale of an aggregate of 11,250,000 shares of our common stock, as well as pre-funded warrants to purchase up to an aggregate of 3,750,000 shares of our common stock (“Pre-Funded Warrants”) resulting in gross proceeds of approximately $15.0 million less customary closing fees.

The Pre-Funded Warrants have an exercise price of $0.0001 per share and expire on March 26, 2029. The Pre-Funded Warrants were accounted for as an equity arrangement and were included in additional paid-in-capital at June 30, 2024. We also determined that the Pre-Funded Warrants should be included in the determination of basic earnings per share in accordance with ASC 260, Earnings per Share.

During the three months ended June 30, 2024, 2,174,000 pre-funded warrants were exercised resulting in an immaterial cash receipt. There were 1,576,000 pre-funded warrants outstanding as of June 30, 2024 and they were subsequently exercised on July 10, 2024.

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

We defer certain contract fulfillment costs and amortize these costs to cost of revenue on a per-pound basis as we sell the related product or when the related contracts expire. During the three and six months ended June 30, 2024 and 2023, amortization of these contract fulfillment costs was immaterial. At each of June 30, 2024 and December 31, 2023, we had gross contract fulfillment costs of $1.3 million and net contract fulfillment costs of $1.1 million, which were included in other assets.

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

R&D contract assets, net were $3.9 million and $3.7 million at June 30, 2024 and December 31, 2023, respectively. The long-term portion of these assets were $1.0 million and $0.7 million at June 30, 2024 and December 31, 2023, respectively, and are included in other assets. Revenue recognized that was included in contract liabilities at the beginning of the period was not material for any period presented.

Disaggregated Revenues

Revenue by geographic area is based on the location of the customer. The following table summarizes revenue information by major geographic area.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Domestic	$7,403	$12,520	$17,141	$22,794
Foreign	225	345	711	1,997
Total revenues	$7,628	$12,865	$17,852	$24,791

Note 12. Stock-Based Compensation

We grant various forms of stock-based compensation, including restricted stock, restricted stock units, stock options, stock appreciation rights, and performance-based restricted stock units under our Danimer Scientific, Inc. 2020 Long-Term Equity Incentive Plan (“2020 Incentive Plan”) and employee stock purchase plan instruments under our 2020 Employee Stock Purchase Plan (“2020 ESPP Plan”).

We also have outstanding employee and director stock options that were issued prior to the Business Combination under legacy stock plans.

The 2020 Incentive Plan provides for the grant of stock options, stock appreciation rights, and full value awards. Full value awards include restricted stock, restricted stock units, deferred stock units, performance stock and performance stock units.

On June 30, 2024 and December 31, 2023, 1,831,616 shares and 4,823,519 shares, respectively, of our common stock remained authorized for issuance with respect to awards under the 2020 Incentive Plan.

The 2020 ESPP Plan provides for the sale of our common stock to our employees through payroll withholding at a discount of 15% from the lower of the closing price of our common stock on the first or last day of each biannual offering period. Up to 2,571,737 shares of our common stock were authorized to be issued under this plan, and we issued 136,530 shares during the six months ended June 30, 2024 resulting in 401,748 shares issued since the inception of the plan.

These share pool limits are subject to adjustment in the event of a stock split, stock dividend or other changes in our capitalization.

The following table sets forth the allocation of our stock-based compensation expense.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Cost of revenue	$4	$2	$7	$4
Selling, general and administrative	64	11,832	882	25,150
Research and development	131	1,832	276	3,455
Total stock-based compensation	$199	$13,666	$1,165	$28,609

Service-based Restricted Stock and RSUs

The following table summarizes our service-based restricted stock and RSU activity under our equity plan.

	Number of Shares	Weighted Average Grant-Date Fair Value
Balance, December 31, 2023	271,550	$4.40
Granted	315,876	$1.49
Vested	(34,364)	$5.86
Balance, March 31, 2024	553,062	$1.82
Granted	8,242	$0.78
Vested	(202,822)	$0.77
Forfeited	(27,000)
Balance, June 30, 2024	331,482	$1.19

We recognize the compensation expense for these shares on a straight-line basis from the grant date through the relevant vesting dates, which range from one to three years. We recognized $0.2 million and $4.7 million of expense related to these awards during the three months ended June 30, 2024 and 2023, respectively. We recognized $0.5 million and $9.2 million of expense related to these awards during the six months ended June 30, 2024 and 2023, respectively.

Market-based Restricted Stock

During 2021, we granted 1,517,840 shares of restricted stock for which the restrictions lapse on successive thirds of the award on the first date the volume-weighted average price per share of our common stock equals or exceeds $24.20 for any 20 trading dates within 30-day trading periods beginning on December 29, 2021, 2022, and 2023, respectively. These awards were fully amortized at December 31, 2023. We recognized $4.6 million and $9.3 million of related expense during the three and six months ended June 30, 2023. During 2023, we instituted a cash settlement feature for certain of these awards if the 2020 Incentive Plan does not have enough shares remaining to fulfill these awards at the time of vesting. As such, 754,818 of the 1,517,840 shares of market-based restricted stock are accounted for as liabilities that are marked to market each period. We maintained a liability of $0.3 million as a result of this feature as of June 30, 2024 and December 31, 2023. All of these shares remained outstanding at June 30, 2024.

Performance-based Restricted Stock Units

During 2021, we initiated a Performance-based RSU program. Under this program, each participant is awarded a number of units (“PRSU”s) that may vest based on our performance against one or more specified metrics, with 50% to 100% of these PRSUs vesting proportionally with achieved threshold and target attainment levels. We previously had certain PRSUs that contained a cash settlement feature and we accounted for these PRSUs as liabilities that are marked to market using the price of our common stock at the end of each reporting period with a life-to-date expense adjustment. These 824,698 outstanding cash-settleable PRSUs were forfeited during the six months ending June 30, 2024 in association with the transition and retirement agreement of the Chief Executive Officer. As such, we relieved the previously-maintained $0.1 million long-term liability associated with these awards.

For the three months ended June 30, 2024 and 2023, respectively, we recognized related compensation expense of zero and $0.3 million. For the six months ended June 30, 2024 and 2023, respectively, we recognized related compensation expense of zero and less than $0.1 million. These expenses are included in selling, general and administrative expenses. We recognize expense on a straight-line basis between the dates of grant and the vesting dates, which we anticipate will be in March 2025, February 2026 and April 2027, for awards granted in 2022, 2023 and 2024, respectively. Our performance did not meet the required conditions for vesting for the PRSUs that were scheduled to vest in February 2024 and accordingly they expired unvested during the six months ended June 30, 2024. We are currently assuming 100% attainment of our 2026 and 2025 metrics and 0% attainment of our 2024 metrics. All of the PRSUs granted in 2022, 2023 and 2024 remained outstanding at June 30, 2024.

The following table summarizes pertinent facts related to PRSU grants, with threshold and target dollar and production capacity figures given in millions.

Grant Date	Grant-Date Fair Value	# Share-Settleable PRSUs	Metric	Threshold	Target
4/3/2024	$1.06	498,604	2026 PHA Revenue	$135.0	$157.0
4/3/2024	$1.06	498,604	2026 Adjusted EBITDA	$17.2	$22.3
2/28/2023	$2.58	38,759	2025 PHA Revenue	$177.0	$202.0
2/28/2023	$2.58	38,760	2025 Adjusted EBITDA	$36.0	$44.0
3/31/2022	$5.86	15,075	2024 PHA Revenue	$151.0	$189.0
3/31/2022	$5.86	15,075	2024 Adjusted EBITDA	$9.2	$13.8
3/31/2022	$5.86	20,101	2024 Neat PHA capacity (lbs.)	68.0	81.0
		1,124,978

Stock Appreciation Rights

On April 3, 2024, we awarded 1,732,854 stock appreciation rights or SARs. The weighted average grant price of these awards was $1.06 and the weighted average grant date fair value of these awards was $0.61. These SARs vest ratably on April 3, 2025, April 3, 2026 and April 3, 2027. We recognized $0.1 million in expense for these awards during the three and six months ended June 30, 2024.

Stock Options

The following table summarizes share-settled stock option activity under our equity plans.

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance, December 31, 2023	9,257,704	$11.27	5.38	$-
Forfeited	(4,334)
Balance, March 31, 2024	9,253,370	$11.27	5.13	$-
Forfeited	(23,199)
Balance, June 30, 2024	9,230,171	$11.28	4.87
Exercisable	8,118,263	$12.10	4.52	$-
Vested and expected to vest	9,230,171	$11.28	4.87	$-

The aggregate intrinsic values are calculated as the difference between the exercise price of the indicated stock options and the fair value of our common stock on June 30, 2024.

There were no stock options granted during the three or six months ended June 30, 2024.

We granted 204,254 share-settled options with a weighted average grant date fair value of $1.17 during the three months ended March 31, 2023.

We also granted 1,050,000 stock options with a weighted average grant date fair value of $1.17 that contained a cash-settlement feature if adequate shares were not available to settle the award by the vesting dates. For the three and six months ended June 30, 2024, we recognized a benefit of $0.2 million and expense of $0.1 million, respectively for all outstanding cash-settleable stock options. For the three and six months ended June 30, 2023, we recognized a benefit of $0.2 million and expense of $0.4 million, respectively for all cash-settleable stock options. We maintained long-term liabilities of $0.7 million and $0.1 million at June 30, 2024 and December 31, 2023, respectively, related to our outstanding cash-settleable stock options.

As of June 30, 2024, there was $3.6 million of unrecognized compensation cost related to unvested stock options and restricted shares granted under the 2020 Incentive Plan. That cost is expected to be recognized over a weighted-average period of 1.1 years.

Note 13. Fair Value Considerations

GAAP defines “fair value” as the price we would receive to sell an asset or pay to transfer a liability in a timely transaction with an independent buyer. GAAP also sets forth a framework for measuring fair value utilizing a three-tier hierarchy based on the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.

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

Level 1

The carrying amounts of our cash and cash equivalents and restricted cash were measured using quoted market prices in active markets and represent Level 1 investments. Our other financial instruments such as accounts receivable, accounts payable and accrued expenses, approximate their fair values due to their short maturities. The June 30, 2024 fair value of our Convertible Notes, based on trades made around that date, was approximately $35.7 million.

We set the values of our restricted stock unit and restricted stock awards without market-based vesting provisions on their respective grant dates at the closing price of a share of our common stock on each grant date.

We re-value our restricted stock unit awards that include a cash settlement feature each month at the closing price of a share of our common stock on the last trading day of the month, or $0.60 at June 30, 2024.

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

We estimated the fair value of our Senior Secured Term Loan based on an analysis of market activity since loan inception at June 30, 2024 and determined it was approximately $51.9 million.

Level 3

We value our stock options, ESPP instruments, Private Warrants and Common Warrants using the Black-Scholes option pricing model on the respective grant dates. We re-value the Private Warrants, Common Warrants and any stock options with a cash-settlement feature at the end of each period. Since our stock price history as a publicly traded company is shorter in duration than the expected lives of our options (other than ESPP instruments), we use the historical volatility of a group of peer companies in combination with our own historical volatility to assess expected volatility. We have not paid and do not currently anticipate paying a cash dividend on our common stock, so we have set the expected annual dividend yield to zero for all calculations. We used risk-free rates equal to the U.S. Treasury yield curves in effect as of each valuation date for durations equal to the expected lives of each instrument. We use the simplified method under Staff Accounting Bulletin Topic 14, defined as the mid-point between the vesting period and the contractual term for each option, to determine the expected lives of stock-settled stock options and we use the remaining contractual lives of ESPP instruments, Private Warrants, Common Warrants, and stock options with a cash-settlement feature as their expected lives.

The following table sets forth the calculated fair values and the associated ranges of values we used for period remeasurement and for new grants in our Black-Scholes calculations for stock options, other than ESPP.

	June 30,	Three Months Ended June 30,
	2024	2024	2023
Share prices of our common stock	$0.60	$0.60	$2.38
Expected volatilities	79.04%	68.2% - 92.9%	50.3% - 54.8%
Risk-free rates of return	4.35%	4.27% - 4.42%	4.00% - 4.21%
Expected option terms (years)	3.83	3.06-4.66	4.06-5.67
Calculated option values	$0.07	$0.02 - $0.17	$0.07 - $1.17

The following table sets forth the fair values we calculated and the inputs used in our Black-Scholes model for stock appreciation right (SARs) awards.

April 3,
2024
Fair value at grant date	$0.61
Number of units	1,732,854
Variables used in determining fair value:
Volatility	57.80%
Risk-free rate	4.26%
Expected term (in years)	6.00

The following table sets forth the fair values we calculated and the inputs we used in our Black-Scholes models for Private Warrants.

	June 30,	December 31,
	2024	2023
Share price of our common stock	$0.60	$1.02
Expected volatility	90.40%	56.66%
Risk-free rate of return	4.83%	4.31%
Expected warrant term (years)	1.49	2.00
Fair value determined per warrant	$-	$0.00

The following table sets forth the fair values we calculated and the inputs we used in our Black-Scholes models for Common Warrants.

	June 30,	March 25,
	2024	2024
Share price of our common stock	$0.60	$1.08
Expected volatility	67.80%	72.80%
Risk-free rate of return	4.24%	4.15%
Expected warrant term (years)	5.24	5.50
Fair value determined per warrant	$0.26	$0.65

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

We provide for costs relating to these matters when a loss is probable and the amount is reasonably estimable. Since we are unable to estimate the likelihood of incurring a loss, or the amount of loss, if any, related to these matters, we have not accrued any losses for these matters at June 30, 2024. Legal and administrative costs related to these matters are expensed as incurred.

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

Note 15. Subsequent Events

Increase in Authorized Number of Shares of Common Stock

On July 9, 2024, at our Annual Meeting of Stockholders (“Annual Meeting”), our stockholders approved an amendment and restatement of our certificate of incorporation to increase the number of authorized shares of our common stock from 200,000,000 shares to 600,000,000 shares (“Share Increase Proposal”).

Increase in Number of Shares of Common Stock Issuable under 2020 Incentive Plan

Additionally, at the Annual Meeting, our stockholders approved a proposal to increase the number of shares of our common stock available for issuance under our 2020 Incentive Plan by 7,000,000 shares.

Dividend Warrant Transaction

On July 12, 2024, following approval by our stockholders of the Share Increase Proposal, we completed a distribution of warrants to purchase shares of common stock (“Dividend Warrants”) to stockholders, holders of Pre-Funded Warrants, and holders of Convertible Notes, in each case as of the record date of May 13, 2024.

Each holder of record of our common stock as of the record date received one Dividend Warrant for every three shares of our common stock held as of the record date, rounded down to the nearest whole number for any fractional Dividend Warrant. Other eligible recipients that held Convertible Notes or Pre-Funded Warrants as of the record date received Dividend Warrants based on the same ratio in the manner determined by the agreements governing such securities and the warrant agreement. In connection with this transaction, a total of 46,756,215 Dividend Warrants were distributed to our stockholders, Convertible Note holders, and Pre-Funded Warrant holders.

Each Dividend Warrant entitles the holder to purchase one share of our common stock plus, if applicable, a bonus share fraction of one-half of one share of our common stock, at an initial exercise price of $5.00 per Dividend Warrant. The Dividend Warrants trade on the OTCQX market. In addition to Dividend Warrants being exercisable for cash, beginning on July 26, 2024, and subject to the terms and conditions of the warrant agreement, holders of Dividend Warrants could also exercise their Dividend Warrants with Convertible Notes at face value, meaning that one Convertible Note having a principal amount of $1,000 may be surrendered as consideration to exercise 200 Dividend Warrants. Convertible Notes surrendered to pay the exercise price for Dividend Warrants will be retired.

As of August 8, 2024, we have retired $6.1 million of our 3.25% Convertible Notes.

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

In November 2021, we broke ground on the construction of a PHA plant in Bainbridge, Georgia (“Greenfield Facility”). Through June 30, 2024, we have invested $188.3 million in the Greenfield Facility, excluding capitalized interest and internal labor. The Greenfield Facility has an engineering cost estimate ranging from $515 million to $665 million, which was most recently updated in December 2022 and does not consider any effect of inflation. The Greenfield Facility has a planned annual production capacity of approximately 125 million pounds of finished product. We suspended construction of the Greenfield Facility during 2022 and completion of the facility is contingent upon securing additional financing.

We anticipate spending between $140 million to $220 million on a commercial Rinnovo plant. This range does not account for the impact of inflation on our construction costs arising since the completion of our engineering cost estimate in the second quarter of 2022. Once a commercial Rinnovo plant is completed and after making some additional investments in extrusion capacity, the Danimer network is expected to have production capacity of approximately 330 million pounds of Nodax-based finished product. Danimer also expects to have approximately 60 million pounds of Rinnovo remaining to sell on a standalone basis or in formulations that don't include Nodax. In July 2024, we temporarily suspended our Danimer Catalytic Technologies business, including additional reduction in force, to further capital conservation. There were no asset impairments associated with this suspension, but we do expect to record additional strategic reorganization and other related charges in the quarter ending September 30, 2024 that will reduce the immediate cost savings realized.

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

Current Developments

During the second quarter, we made further inroads in our mission to create biodegradable consumer packaging and other products which address the global plastics waste crisis by:

•
completing our first commercial shipment of cutlery resin to our converter partner to service a large QSR, and
•
making additional progress in negotiating development and supply agreements with our blue-chip customers.

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

Results of Operations for the Three Months Ended June 30, 2024 and 2023:

	Three Months Ended June 30,
(in thousands)	2024	2023	Change
Revenue:
Products	$7,246	$12,174	$(4,928)
Services	382	691	(309)
Total revenue	7,628	12,865	(5,237)
Cost of revenue	14,531	19,433	(4,902)
Gross profit	(6,903)	(6,568)	(335)
Gross profit percentage	-90.5%	-51.1%
Operating expense:
Selling, general and administrative	6,752	16,844	(10,092)
Research and development	5,109	7,709	(2,600)
Loss on sale of assets	565	-	565
Total operating expenses	12,426	24,553	(12,127)
Loss from operations	(19,329)	(31,121)	11,792
Nonoperating income (expense):
Gain on remeasurement of warrants	5,742	1,083	4,659
Interest, net	(9,072)	(9,162)	90
Loss on loan extinguishment	-	(102)	102
Total nonoperating expense:	(3,330)	(8,181)	4,851
Loss before income taxes	(22,659)	(39,302)	16,643
Income taxes	(2)	61	(63)
Net loss	$(22,661)	$(39,241)	$16,580

Revenue

Current quarter revenue decreased by 41% as compared to the prior year quarter. In the second quarter of 2024, PHA-based product sales of $5.9 million decreased $2.5 million, or 30%, over the prior year quarter due to the reallocation of business among converters by our end customer Starbucks. PHA-based product sales represented 81% of our product revenues in the current year quarter and 69% of product revenue in the prior year quarter. Current quarter PLA-based product sales of $1.4 million decreased $2.4 million compared to the prior year quarter due to certain PLA customers impacted by the conflict in Ukraine, whose business we do not expect to return.

The decrease in service revenue relates primarily to our completion of our portion of several R&D contracts since the beginning of the prior year quarter.

During the current quarter, we had two customers that each individually accounted for 10% or more of revenue and collectively accounted for 63% of total revenue, whereas in the prior year quarter we had three customers that each individually accounted for 10% of revenue and collectively accounted for 69% of total revenue.

Cost of revenue and gross profit

Cost of revenue decreased 25% for the current quarter as compared with the prior year quarter. This is largely driven by the sales volume decreases, unfavorable fixed cost absorption, and inflationary impact, which are partially offset by cost reduction efforts taken throughout the business.

The decline in gross profit percentage as compared with the prior year quarter was primarily due to unfavorable fixed cost absorption in the quarter.

Operating expenses

The current quarter improvement as compared to the prior year quarter in selling, general and administrative expense primarily relates to a decrease in stock-based compensation of $11.8 million for certain executive awards that were fully amortized in December 2023, which was partially offset by increases in consulting fees and legal expense of $0.8 million related to certain costs associated with an abandoned financing transaction. The improvement in research and development expense as compared to the prior year quarter relates primarily to a decrease in stock-based compensation expense of $1.7 million for executive awards that were fully amortized in December 2023 as well as a prior year quarter charge of $0.8 million in compensation and benefits related to a write-off of deferred payroll costs. We continue to focus on reducing expenses company-wide.

Gain on remeasurement of warrants

The current quarter remeasurement gain of warrants primarily reflects the decrease in the fair value of the 15 million outstanding Common Warrants due to a decrease in the share price during the quarter. The prior year quarter remeasurement gain reflects the decrease in fair value of the 3.9 million outstanding Private Warrants due to a decrease in the share price during the prior year quarter.

Interest expense

The decrease, as compared to the prior year quarter, in interest expense, net of capitalization, primarily resulted from an increase in interest income of $0.6 million, which was largely offset by a $0.5 million increase in loan cost amortization expense related to the Senior Secured Term Loan.

Income taxes

For the current quarter, we had an immaterial amount of tax expense as compared to a benefit of $0.1 million in the prior year quarter. Our effective tax rates differed from the federal statutory rate of 21% due to our valuation allowances against substantially all of our net deferred tax assets.

Results of Operations for the Six Months Ended June 30, 2024 and 2023:

	Six Months Ended June 30,
(in thousands)	2024	2023	Change
Revenue:
Products	$17,201	$23,270	$(6,069)
Services	651	1,521	(870)
Total revenue	17,852	24,791	(6,939)
Cost of revenue	31,066	37,642	(6,576)
Gross profit	(13,214)	(12,851)	(363)
Gross profit percentage	-74.0%	-51.8%
Operating expense:
Selling, general and administrative	13,621	35,543	(21,922)
Research and development	10,451	14,784	(4,333)
Loss on sale of assets	565	170	395
Total operating expenses	24,637	50,497	(25,860)
Loss from operations	(37,851)	(63,348)	25,497
Nonoperating income (expense):
Gain (loss) on remeasurement of warrants	5,841	(33)	5,874
Interest, net	(17,910)	(12,548)	(5,362)
Loss on loan extinguishment	-	(102)	102
Total nonoperating expense:	(12,069)	(12,683)	614
Loss before income taxes	(49,920)	(76,031)	26,111
Income taxes	(4)	151	(155)
Net loss	$(49,924)	$(75,880)	$25,956

Revenue

Revenues during the current six month period decreased by 28% as compared to the prior year six month period. PHA-based product sales of $14.1 million increased $0.7 million, or 4.9% over the prior year six month period due primarily to a 12% increase in volumes sold. PHA-based product sales represented 82% of our product revenues in the current year period and 58% of product revenue in the prior year period. Current six month period PLA-based product sales of $3.1 million decreased $6.7 million compared to the prior year six month period due to certain PLA customers impacted by the conflict in Ukraine, whose business we do not expect to return at the previous volumes or at all.

The decrease in service revenue relates primarily to our completion of our portion of several R&D contracts since the beginning of the prior year period.

During the current six month period, we had two customers that each individually accounted for 10% or more of revenue and collectively accounted for 64% of total revenue, whereas in the prior year period we had four customers that each individually accounted for 10% of revenue and collectively accounted for 75% of total revenue.

Cost of revenue and gross profit

Cost of revenue decreased 17% for the current six month period as compared with the prior year six month period. This was largely driven by the sales volume decreases noted above, unfavorable fixed cost absorption and cost inflation, which were partially offset by cost reduction efforts taken throughout the business.

The decline in gross profit percentage as compared with the prior year period was primarily due to unfavorable fixed cost absorption.

Operating expenses

The current period improvement in selling, general and administrative expense as compared to the prior year period primarily relates to a decrease in stock-based compensation of $24.3 million for executive awards that were fully amortized in December 2023, which was partially offset by increases of $1.8 million in legal expenses related to our recent debt and financing transactions and $0.5 million related to the aforementioned abandoned financing transaction. The improvement in research and development expense relates primarily to a decrease in stock-based compensation expense of $3.2 million for executive awards that were fully amortized in December 2023 as well as a decrease of $0.9 million in compensation and benefits related to a one time write-off of deferred payroll costs in the prior year period and headcount reductions taken during the current year period. We continue to focus on reducing expenses company-wide.

Gain on remeasurement of warrants

The current period remeasurement gain on warrants represents a decrease in the fair value of each of the 15 million outstanding Common Warrants due to a decrease in the share price since their issuance. The prior year quarter remeasurement loss was due to an increase in the share price during that period that impacted the fair value of the 3.9 million outstanding Private Warrants.

Interest expense

The increase in interest expense, net of capitalization, as compared to the prior year, resulted from a $5.4 million increase in interest expense, net of interest income on the deposited proceeds from the Senior Secured Term Loan, which was outstanding for the entire six month period in the current year as compared to a only a portion of the prior year.

Income taxes

For the current period, we had an immaterial amount of tax expense as compared to a benefit of $0.2 million in the prior year period. Our effective tax rates differed from the federal statutory rate of 21% due to our valuation allowances against substantially all of our net deferred tax assets.

Liquidity and Capital Resources

Our primary sources of liquidity are equity issuances and debt financings. As of June 30, 2024, we had $40.3 million in cash and cash equivalents and other working capital of $27.4 million. While we believe we have developed the capabilities to generate revenue that will eventually be sufficient to cover our ongoing operating costs, we are currently experiencing a period of low sales volume. We believe we have adequate liquidity to fund our operations for the next twelve months.

We broke ground on our Greenfield Facility construction in November 2021 and started placing orders for long-lead time equipment items. The Greenfield Facility has an engineering cost estimate ranging from $515 million to $665 million, which does not consider the effects of inflation. As of June 30, 2024, we have invested $188.3 million of capital, excluding capitalized interest and internal labor, for the Greenfield Facility. During 2022, we suspended construction of the Greenfield Facility and completion of the facility is contingent upon receiving additional financing.

As of June 30, 2024, our most significant borrowing facilities are our 3.25% Convertible Senior Notes and our Senior Secured Term Loan described below.

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

On July 12, 2024, we completed the distribution of Dividend Warrants as described in Note 15. In addition to Dividend Warrants being exercisable for cash, beginning on July 26, 2024 and subject to the terms and conditions of the warrant agreement governing the Dividend Warrants, holders of Dividend Warrants could also exercise their Dividend Warrants with Convertible Notes at face value, meaning that one Convertible Note having a principal amount of $1,000 may be surrendered as consideration to exercise 200 Dividend Warrants. Convertible Notes surrendered to pay the exercise price for Dividend Warrants will be retired.

Capped Calls

Also in December 2021, in connection with the Convertible Notes, we purchased call options (“Capped Calls”) from certain well-capitalized financial institutions for $35 million. The Capped Calls permit us to require the counterparties to deliver to us shares of our common stock, subject to a capped number of shares. We may also net-settle the Capped Calls and receive cash instead of shares. We have not exercised any of the Capped Calls at June 30, 2024, and the Capped Calls expire on April 12, 2027.

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

Cash Flows for the Six Months Ended June 30 2024 and 2023:

The following table summarizes our cash flows from operating, investing and financing activities:

	Six Months Ended June 30,
(in thousands)	2024	2023
Net cash used in operating activities	$(31,961)	$(21,151)
Net cash used in investing activities	$(3,770)	$(23,041)
Net cash provided by financing activities	$16,648	$85,029

Cash flows from operating activities

Net cash used in operating activities was $32.0 million during the current six month period and was $21.2 million during the comparable period for 2023. The period-to-period increase in cash outflows is primarily changes in working capital, specifically in accounts receivable and inventory as well as increased interest payments related to our Senior Secured Term Loan in the current year and compared to a partial payment in the prior year period.

Cash flows from investing activities

In the current six month period, we used $3.8 million for the purchase of property, plant and equipment as compared to the $23.0 million for such purchases in the prior year six month period. During 2024, we are continuing to decrease capital expenditures to align with our cost savings initiatives.

Cash flows from financing activities

For the six month period ended June 30, 2024, net cash provided by financing activities of $16.6 million consisted primarily of:

•
Proceeds from issuance of warrants and common stock, net of issuance costs, of $13.5 million;
•
Proceeds from the completion of our asset-based lending arrangement, net of issuance costs of $10.2 million; and
•
Payments of debt of $7.2 million.

For the six month period ended June 30, 2023 , net cash provided by financing activities of $85.0 million consisted primarily of:

•
Proceeds from our Senior Secured Term Loan of $130 million, less issuance costs of $33 million; and
•
Payments of debt of $11.7 million, including all of our previously existing Subordinated Term Loan.

Off-balance Sheet Arrangements

At June 30, 2024, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three month period ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Refer to the information provided in Note 14 to the Notes to the Condensed Consolidated Financial Statements presented in Part I, Item 1. of this report.

Item 1A. RISK FACTORS

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2023, except for the following which supersedes the risk factor having the same heading disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023:

There can be no assurance that we will be able to comply with the continued listing standards of the NYSE.

On May 21, 2024, we were notified by NYSE Regulation that we were not in compliance with the NYSE’s continued listing criteria because the average closing price of our Common Stock was less than $1.00 over a 30-day consecutive trading day period ending May 20, 2024. We are subject to a 180-day cure period and we cannot be certain that we will be able to cure our non-compliance, absent completing a reverse-stock split, which would require the approval of our stockholders.

If the NYSE delists our securities from trading on its exchange for failure to meet the listing standards, we and our security holders could face significant material adverse consequences including:

•
a limited availability of market quotations for our securities;
•
a determination that our common stock is a “penny stock,” which will require brokers trading in common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for shares of our common stock;
•
a limited amount of analyst coverage;
•
a decreased ability to issue additional securities or obtain additional financing in the future; and
•
the occurrence of a “Fundamental Change” under the Indenture governing our 3.250% convertible senior notes due 2026, in which case the holders of the convertible notes could require us to repurchase their convertible notes at a purchase price equal to the principal amount of and any accrued and unpaid interest on such convertible notes.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 5. OTHER INFORMATION

During the three month period ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, nor did the Company during such fiscal quarter adopt or terminate any “Rule 10b5-1 trading arrangement”.

Item 6. EXHIBITS

Exhibit No.	Description
3.1	Fifth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 10 2024).
4.1

Warrant Agreement (including Form of Warrant), dated July 12, 2024, between Danimer Scientific, Inc. and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed July 12, 2024).

10.1

Credit and Security Agreement, dated as of April 19, 2024, among Danimer Scientific, Inc., Meredian Holdings Group, Inc., Danimer Scientific Holdings, LLC, Meredian, Inc., Danimer Scientific, L.L.C., Danimer Bioplastics, Inc., and Danimer Scientific Kentucky, Inc., as borrowers, the other loan parties party thereto from time to time, the financial institutions party thereto from time to time as lenders and ABL OPCO LLC (d/b/a Mountain Ridge Capital), as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 22, 2024).

10.2	Danimer Scientific, Inc. Executive Severance and Retention Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 10, 2024).
10.3

Transition and Retirement Agreement, between Danimer Scientific, Inc. and Stephen E. Croskrey, dated as of May 20, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 20, 2024).

10.4

Danimer Scientific, Inc. 2020 Long-Term Incentive Plan, as amended by Amendment No. 1 thereto (incorporated by reference to Annex B to the Definitive Proxy Statement on Schedule 14A filed on May 30, 2024).

10.5*	Form of Stock Appreciation Rights Agreement under the Danimer Scientific, Inc. 2020 Long-Term Incentive Plan.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed with this quarterly report

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Danimer Scientific, Inc.

Date: August 8, 2024	By:	/s/ Stephen E. Croskrey
Stephen E. Croskrey
Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2024	By:	/s/ Michael A. Hajost
Michael A. Hajost
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)