Form 10-Q
period 2024-09-30
Danimer Scientific, Inc.
filed 2024-11-19
CIK 1779020

o

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 12, 2024, the registrant had 120,795,476 shares of common stock, $0.0001 par value per share, outstanding.

EXPLANATORY NOTE

On November 12, 2024, we effected a 1-for-40 reverse stock split. All share and per share information included in this Quarterly Report on Form 10-Q does not account for this reverse stock split. For more information, please see Note 15 - Subsequent Events.

FORWARD-LOOKING STATEMENTS

Certain statements contained herein, as well as in other filings we make with the United States Securities and Exchange Commission (“SEC”) and other written and oral information we release, regarding our future performance constitute "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements may relate to, among other things, the impact on our business, operations and financial results of the ongoing conflicts in Ukraine and the Middle East (each of which, among other things, may affect many of the items listed below); our ability to maintain sufficient liquidity by realizing near-term revenue growth and related cash returns and preserving cash until such cash returns, if any are obtained; the demand for our products and services; revenue growth; effects of competition; supply chain and technology initiatives; inventory and in-stock positions; state of the economy; state of the credit markets, including mortgages, home equity loans, and consumer credit; access to available capital to meet our operating requirements and to service our debt instruments; the effect on our borrowing facilities of an event of default, including if an Annual Report on Form 10-K contains a Report of Independent Registered Public Accounting Firm that includes disclosure regarding going concern; impact of tariffs; demand for credit offerings; management of relationships with our employees, suppliers and vendors, and customers; international trade disputes, natural disasters, public health issues (including pandemics and related quarantines, shelter-in-place orders, and similar restrictions), and other business interruptions that could disrupt supply or delivery of, or demand for, our products or services; continuation of equity programs; net earnings performance; earnings per share; capital allocation and expenditures; liquidity; return on invested capital; expense leverage; stock-based compensation expense; commodity price inflation and deflation; the ability to issue debt on terms and at rates acceptable to us; the impact and expected outcome of investigations, inquiries, claims, and litigation; the effect of accounting charges; the effect of adopting certain accounting standards; the impact of regulatory changes; financial outlook; our ability to maintain our exchange listing; and the integration of acquired companies into our organization and the ability to recognize the anticipated synergies and benefits of those acquisitions.

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

PART I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (UNAUDITED)

DANIMER SCIENTIFIC, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31,
(in thousands, except share and per share data)	2024	2023
Assets:
Current assets:
Cash and cash equivalents	$22,187	$59,170
Accounts receivable, net	11,745	15,227
Other receivables, net	125	652
Inventories, net	26,043	25,270
Prepaid expenses and other current assets	5,395	4,714
Contract assets, net	4,377	3,005
Total current assets	69,872	108,038

Property, plant and equipment, net	430,231	445,153
Intangible assets, net	75,762	77,790
Right-of-use assets	19,163	19,160
Leverage loans receivable	31,446	31,446
Restricted cash	14,116	14,334
Other assets	3,180	2,210
Total assets	$643,770	$698,131

Liabilities and Stockholders’ equity:
Current liabilities:
Accounts payable	$4,542	$5,292
Accrued liabilities	6,131	4,726
Unearned revenue and contract liabilities	914	1,000
Current portion of lease liability	3,724	3,337
Current portion of long-term debt, net	6,021	1,368
Total current liabilities	21,332	15,723

Long-term lease liability, net	21,418	21,927
Long-term debt, net	381,874	381,436
Warrant liability	6,315	5
Other long-term liabilities	1,238	1,020
Total liabilities	$432,177	$420,111

Commitments and contingencies (Note 14)

Stockholders’ equity:
Common stock, $0.0001 par value; 600,000,000 shares authorized: 120,771,640 and 102,832,103 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	$13	$10
Additional paid-in capital	737,464	732,131
Accumulated deficit	(525,884)	(454,121)
Total stockholders’ equity	211,593	278,020
Total liabilities and stockholders’ equity	$643,770	$698,131

The accompanying notes are an integral part of these condensed consolidated financial statements.

DANIMER SCIENTIFIC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share and per share data)	2024	2023	2024	2023
Revenue:
Products	$7,972	$10,454	$25,173	$33,724
Services	658	494	1,309	2,015
Total revenue	8,630	10,948	26,482	35,739

Costs and expenses:
Cost of revenue	15,945	18,685	47,011	56,327
Selling, general and administrative	6,861	16,555	20,482	52,098
Research and development	4,580	6,883	15,031	21,667
Loss on sale of assets	65	64	630	234
Total costs and expenses	27,451	42,187	83,154	130,326
Loss from operations	(18,821)	(31,239)	(56,672)	(94,587)
Nonoperating income (expense):
(Loss) gain on remeasurement of warrants	(206)	132	5,635	99
Interest, net	(9,631)	(8,584)	(27,541)	(21,132)
Gain (loss) on loan extinguishment	6,821	-	6,821	(102)
Total nonoperating expense:	(3,016)	(8,452)	(15,085)	(21,135)
Loss before income taxes	(21,837)	(39,691)	(71,757)	(115,722)
Income taxes	(2)	(468)	(6)	(317)
Net loss	$(21,839)	$(40,159)	$(71,763)	$(116,039)

Basic and diluted net loss per share	$(0.18)	$(0.39)	$(0.63)	$(1.14)

Weighted average shares outstanding	119,713,087	102,025,684	113,337,922	101,953,827

The accompanying notes are an integral part of these condensed consolidated financial statements.

DANIMER SCIENTIFIC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2024	2023	2024	2023
Common stock:
Balance, beginning of period	$12	$10	$10	$10
Issuance of common stock	1	-	3	-
Balance, end of period	13	10	13	10

Additional paid-in capital:
Balance, beginning of period	738,061	704,802	732,131	676,250
Stock-based compensation expense	524	14,253	1,693	42,227
Issuance of common stock, net of issuance costs	1,172	(250)	5,830	(250)
Shares retained for employee taxes	(13)	-	(28)	(61)
Stock issued under stock compensation plans	58	153	176	282
Issuance of dividend warrants	(2,338)	-	(2,338)	-
Warrants issued with Senior Secured Term Loan	-	-	-	510
Balance, end of period	737,464	718,958	737,464	718,958

Accumulated deficit:
Balance, beginning of period	(504,045)	(374,528)	(454,121)	(298,648)
Net loss	(21,839)	(40,159)	(71,763)	(116,039)
Balance, end of period	(525,884)	(414,687)	(525,884)	(414,687)
Total stockholders' equity	$211,593	$304,281	$211,593	$304,281

The accompanying notes are an integral part of these condensed consolidated financial statements.

DANIMER SCIENTIFIC, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30,
(in thousands)	2024	2023
Cash flows from operating activities:
Net loss	$(71,763)	$(116,039)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	22,345	22,005
Gain on remeasurement of warrants	(5,635)	(99)
Amortization of debt issuance costs	8,951	6,209
Stock-based compensation	1,693	42,227
Warrant issuance costs	867	-
Loss on disposal of assets	630	234
Accounts receivable reserves	610	(1,462)
Inventory reserves	513	540
Amortization of right-of-use assets and lease liability	(124)	(278)
(Gain) loss on loan extinguishment	(6,821)	102
Deferred income taxes	-	(199)
Other	-	941
Changes in operating assets and liabilities:
Accounts receivable	2,873	7,029
Other receivables	528	555
Inventories, net	(1,287)	5,475
Prepaid expenses and other current assets	(239)	1,816
Contract assets	(759)	(1,244)
Other assets	76	(119)
Accounts payable	(638)	(2,061)
Accrued liabilities	1,588	1,893
Other long-term liabilities	217	706
Unearned revenue and contract liabilities	(85)	438
Net cash used in operating activities	(46,460)	(31,331)
Cash flows from investing activities:
Purchases of property, plant and equipment and intangible assets	(7,486)	(25,722)
Proceeds from disposals of property, plant and equipment	1,167	18
Net cash used in investing activities	(6,319)	(25,704)
Cash flows from financing activities:
Proceeds from issuance of warrants, net of issuance costs	8,888	-
Proceeds from issuance of common stock, net of issuance costs	4,517	-
Proceeds from long-term debt	20,716	130,000
Principal payments on long-term debt	(17,594)	(12,437)
Cash paid for debt issuance costs	(1,097)	(33,296)
Proceeds from employee stock purchase plan	176	282
Employee taxes related to stock-based compensation	(28)	(61)
Net cash provided by financing activities	15,578	84,488
Net (decrease) increase in cash and cash equivalents and restricted cash	(37,201)	27,453
Cash and cash equivalents and restricted cash-beginning of period	73,504	64,401
Cash and cash equivalents and restricted cash-end of period	$36,303	$91,854
Supplemental cash flow information:
Cash paid for interest, net of interest capitalized	$18,912	$16,349
Cash paid for operating leases	$2,791	$2,787

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

Strategic Reorganization and Other Charges

During the three months ended June 30, 2024, we announced the pending retirement of our Chief Executive Officer. This has resulted in approximately $0.2 million and $0.5 million in expense related to the associated transition and retirement agreement for the three and nine months ended September 30, 2024, respectively. Additionally, we launched a reduction in force and curtailed certain non-core product development activities and recorded $0.3 million and $0.7 million in strategic reorganization and other related charges, primarily related to severance costs for the three and nine months ended September 30, 2024, respectively.

In July 2024, we temporarily suspended our Danimer Catalytic Technologies business, including additional reduction in force, to further capital conservation. There were no asset impairments associated with this suspension, but we do expect to record additional strategic reorganization and other related charges in the quarter ending December 31, 2024 that will reduce the immediate cost savings realized.

Risk, Uncertainties and Going Concern

We have prepared the financial statements on a going concern basis, which assumes that we will continue our operations for the foreseeable future and be able to realize our assets and discharge our liabilities and commitments in the normal course of business. However, we believe that, with our history of negative cash flows and our current lack of financial resources, substantial doubt exists regarding our ability to continue as a going concern for a period of one year after the date of filing of this Quarterly Report on Form 10-Q. The financial statements do not reflect any adjustments that would be necessary if we became unable to continue as a going concern.

Historically, we have funded working capital, capital expenditures, and our day-to-day operations through issuance of equity (see Note 10) and debt financings (see Note 9). We do not have a history of generating cash flow from operations.

Our ability to generate revenues is highly dependent on the successful commercialization of our biopolymer products, which is subject to certain risks and uncertainties. Even if the market for our products expands, we anticipate that it will take time for our PHA sales and production to reach an economic scale sufficient to fund our operations. In the meantime, we incur costs and expenses for the continued development and expansion of our business, including the costs of enhancing manufacturing capacity and ongoing product research and development, as well as significant costs to make interest payments on our debt. As a result, we have experienced significant losses and negative cash flows from operations in recent years and this may continue in the near term.

We are in discussions with, and in certain instances have begun production for, large restaurant chains and consumer goods companies and their converters to expand the use of our PHA-based resins in cutlery, straws, single-use food packaging and films. We believe these customers will order in sufficient volumes in the next year to allow our per-unit cost of production to decrease significantly, resulting in increased cash flow generation.

However, these volumes may not materialize or we may not be able to produce sufficient inventory profitably. In order to preserve cash until these expected sales reach their full potential, we have taken actions to reduce our operating costs across all areas of the business and to more closely monitor our liquidity position. For example, we have reduced discretionary spending, reduced labor costs through employee headcount rationalization, increased senior management focus on collections of accounts receivable, postponed certain capital expenditures, and launched an initiative to reduce on-hand inventory levels. We have also temporarily suspended operations at our Danimer Catalytic Technologies business to further capital conservation. We also expect to take further actions, which could include securing alternative funding sources or restructuring existing debt facilities, to preserve our liquidity as we work towards achieving a sustainable capital structure for our operations, but there can be no assurance that these actions will be successful.

In addition, if substantial doubt continues to exist as of December 31, 2024 and our filing of the Annual Report on Form 10-K contains a Report of Independent Registered Public Accounting Firm that includes disclosure regarding going concern, that would constitute an event of default under our Senior Secured Term Loan, which would cause cross-default of substantially all of our debt. (See Note 9).

Note 2. Inventories, net

Inventories, net consisted of the following:

	September 30,	December 31,
(in thousands)	2024	2023
Raw materials	$10,719	$10,867
Work in process	1,187	546
Finished goods and related items	14,137	13,857
Total inventories, net	$26,043	$25,270

At September 30, 2024 and December 31, 2023, finished goods and related items included $9.9 million and $7.6 million, respectively, of finished neat PHA. Inventory at September 30, 2024 and at December 31, 2023 is stated net of slow moving inventory reserves of $1.5 million and $0.9 million, respectively.

Note 3. Property, Plant and Equipment, net

Property, plant and equipment, net, consisted of the following:

		September 30,	December 31,
(in thousands)	Estimated Useful Life (Years)	2024	2023
Land and improvements	20	$95	$92
Leasehold improvements	Shorter of useful life or lease term	110,543	110,531
Buildings	20-40	2,191	2,191
Machinery and equipment	3-20	190,359	190,111
Motor vehicles	7-10	903	903
Furniture and fixtures	3-10	474	474
Office equipment	3-10	7,447	7,415
Construction in progress	N/A	206,624	202,998
		518,636	514,715
Accumulated depreciation and amortization		(88,405)	(69,562)
Property, plant and equipment, net		$430,231	$445,153

We reported depreciation and amortization expense (which included amortization of intangible assets) as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Cost of revenue	$5,049	$5,086	$15,301	$15,233
Research and development	1,958	1,865	5,962	5,903
Selling, general and administrative	369	302	1,082	869
Total depreciation and amortization expense	$7,376	$7,253	$22,345	$22,005

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

(in thousands)	September 30, 2024	December 31, 2023
Georgia	$201,951	$199,342
Kentucky	2,842	1,696
New York	1,831	1,960
	$206,624	$202,998

Property, plant and equipment includes gross capitalized interest of $15.0 million as of both September 30, 2024 and December 31, 2023. For the three and nine months ended September 30, 2024 and 2023, capitalized interest costs were immaterial.

Note 4. Intangible Assets

Our recognized intangible assets consist of patents and the unpatented technological know-how of Danimer Catalytic Technologies. Our legacy patents were initially recorded at cost. The values of Danimer Catalytic Technologies’ patents and unpatented know-how are inseparable and represent their acquisition-date fair value, less subsequent amortization.

We capitalize patent defense and application costs and amortize these costs on a straight-line basis over their estimated useful lives, which range from 10 to 20 years. Our intangible portfolio has an estimated weighted average useful life of 16.8 years.

Intangible assets, net, consisted of the following:

	September 30,	December 31,
(in thousands)	2024	2023
Intangible assets, gross	$97,020	$95,765
Less capitalized patent costs not yet subject to amortization	(3,741)	(2,838)
Intangible assets subject to amortization, gross	93,279	92,927
Accumulated amortization	(21,258)	(17,975)
Intangible assets subject to amortization, net	72,021	74,952
Total intangible assets, net	$75,762	$77,790

Amortization expense was $1.1 million and $1.2 million for the three months ended September 30, 2024 and 2023, respectively, and $3.3 million and $3.5 million for the nine months ended September 30, 2024 and 2023, respectively. This expense was included in research and development costs.

Note 5. Accrued Liabilities

The components of accrued liabilities were as follows:

	September 30,	December 31,
(in thousands)	2024	2023
Accrued interest	$2,480	$440
Compensation and related expenses	1,111	1,692
Accrued taxes	1,076	552
Accrued utilities	346	350
Construction in progress accruals	183	191
Accrued legal, consulting and professional fees	456	839
Accrued rebates	24	233
Purchase accrual	-	8
Other	455	421
Total accrued liabilities	$6,131	$4,726

Note 6. Income Taxes

We reported immaterial income tax expense for the three and nine months ended September 30, 2024, which resulted in an effective income tax rate of zero percent. We reported an income tax expense for the three and nine months ended September 30, 2023 of $0.5 million and $0.3 million, respectively, which resulted in effective income tax rates of -1.18% and -0.27%, respectively. Our effective tax rates differed from the federal statutory rate of 21% due to our valuation allowances against substantially all of our net deferred income tax assets.

In assessing the realizability of deferred income tax assets, we consider whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods at which time those temporary differences become deductible.

In making valuation allowance determinations, we consider all available evidence, positive and negative, affecting specific deferred income tax assets, including the scheduled reversal of deferred income tax liabilities, projected future taxable income, the length of carry-back and carry-forward periods, and tax planning strategies in making this assessment. At September 30, 2024, we maintained a full valuation allowance against our net deferred income tax assets due to the uncertainty surrounding realization of such assets.

Note 7. Leases

The following table sets forth the allocation of our operating lease costs.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Cost of revenue	$755	$673	$2,263	$1,927
Research and development	246	457	741	668
Selling, general and administrative	28	(179)	89	101
Total operating lease cost	$1,029	$951	$3,093	$2,696

Note 8. Warrant Liability

Private Warrants

At September 30, 2024 and December 31, 2023, there were 3,914,525 outstanding warrants to purchase shares of our common stock at an exercise price of $11.50 per share, subject to adjustments, which were privately placed prior to the Business Combination (“Private Warrants”). The Private Warrants have been exercisable since May 7, 2021. On December 28, 2025, any then-outstanding Private Warrants will expire.

The Private Warrants meet the definition of derivative instruments and are reported as liabilities at their fair values at each period end, with changes in the fair value of the Private Warrants recorded as a non-cash loss or gain. A rollforward of the Private Warrants liability is below.

(in thousands)
Balance at December 31, 2023	$(5)
Loss on remeasurement of Private Warrants	(201)
Balance at March 31, 2024	(206)
Gain on remeasurement of Private Warrants	192
Balance at June 30, 2024	(14)
Gain on remeasurement of Private Warrants	9
Balance at September 30, 2024	$(5)

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

(in thousands)
Balance at March 25, 2024	$(9,750)
Gain on remeasurement of Common Warrants	300
Balance at March 31, 2024	(9,450)
Gain on remeasurement of Common Warrants	5,550
Balance at June 30, 2024	(3,900)
Gain on remeasurement of Common Warrants	1,200
Balance at September 30, 2024	$(2,700)

Dividend Warrants

On July 12, 2024, we distributed 46,756,215 warrants to purchase shares of common stock (“Dividend Warrants”) to stockholders, holders of Pre-Funded Warrants and holders of Convertible Notes, in each case as of the record date of May 13, 2024. Each Dividend Warrant entitles the holder to purchase one share of our common stock plus, if applicable, a bonus share fraction of one-half of one share of our common stock, at an initial exercise price of $5.00 per Dividend Warrant. Any remaining unexercised Dividend Warrants expire on July 15, 2025.

In addition to Dividend Warrants being exercisable for cash, beginning on July 26, 2024, and subject to the terms and conditions of the warrant agreement, holders of Dividend Warrants can also exercise their Dividend Warrants with Convertible Notes at face value, meaning that one Convertible Note having a principal amount of $1,000 may be surrendered as consideration to exercise 200 Dividend Warrants. We plan to retire any Convertible Notes surrendered to pay the exercise price for Dividend Warrants. As of September 30, 2024, we had retired $8.1 million of our 3.25% Convertible Notes, resulting in a $6.8 million gain on early extinguishment of debt. At September 30, 2024, 45,128,594 Dividend Warrants remain outstanding.

The Dividend Warrants meet the definition of derivative instruments and are reported as liabilities at their fair values at each period end, with changes in the fair value of the Dividend Warrants recorded as a non-cash loss or gain. A rollforward of the Dividend Warrants liability is below.

(in thousands)
Balance at July 12, 2024	$(2,338)
Fair value of Dividend Warrants exercised	143
Loss on remeasurement of Dividend Warrants	(1,415)
Balance at September 30, 2024	$(3,610)

Note 9. Debt

The components of debt were as follows:

	September 30,	December 31,
(in thousands)	2024	2023
3.25% Convertible Senior Notes	$231,867	$240,000
Senior Secured Term Loan	130,000	130,000
New Market Tax Credit Transactions	45,700	45,700
Revolving Credit Agreement	4,780	-
Insurance Premium Finance Notes	969	1,243
Vehicle and Equipment Notes	238	327
Mortgage Notes	183	192
Total	$413,737	$417,462
Less: Total unamortized debt issuance costs	(25,842)	(34,658)
Less: Current maturities of long-term debt	(6,021)	(1,368)
Total long-term debt	$381,874	$381,436

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

The Indenture requires us to offer to repurchase the Convertible Notes upon the occurrence of certain “Fundamental Change” events, including specified change of control transactions and any delisting of our Common Stock. In addition, upon the occurrence of certain events, including the acceleration of the Senior Secured Term Loan, the holders of 25% of the Convertible Notes may accelerate the principal balance of the Convertible Notes. If such acceleration occurs, it would cause an event of default under the Senior Secured Term Loan and the Revolving Credit Agreement, which could result in the principal and interest on our Senior Secured Term Loan and Revolving Credit Agreement becoming immediately due and payable.

On July 12, 2024, we completed the distribution of Dividend Warrants as described in Note 8. In addition to Dividend Warrants being exercisable for cash, beginning on July 26, 2024 and subject to the terms and conditions of the warrant agreement governing the Dividend Warrants, holders of Dividend Warrants could also exercise their Dividend Warrants with Convertible Notes at face value, meaning that one Convertible Note having a principal amount of $1,000 may be surrendered as consideration to exercise 200 Dividend Warrants. Convertible Notes surrendered to pay the exercise price for Dividend Warrants will be retired. As of September 30, 2024, we have retired $8.1 million of previously outstanding convertible notes resulting in a gain on extinguishment of $6.8 million.

Capped Calls

Also in December 2021, in connection with the Convertible Notes, we purchased call options (“Capped Calls”) from certain well-capitalized financial institutions for $35 million. The Capped Calls permit us to require the counterparties to deliver to us shares of our common stock, subject to a capped number of shares. We may also net-settle the Capped Calls and receive cash instead of shares. We have not exercised any of the Capped Calls at September 30, 2024, and the Capped Calls expire on April 12, 2027.

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

Upon the occurrence of certain events, including a Fundamental Change, the acceleration of the Convertible Notes, Revolving Credit Agreement or certain other debt or outstanding obligations, or our filing of an Annual Report on Form 10-K containing a Report of Independent Registered Public Accounting Firm that includes disclosure regarding going concern, the principal balance under the Senior Secured Term Loan may accelerate and become due immediately. If such acceleration were to occur, that would cause a cross-default of substantially all of our other debt.

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

In each of the financing arrangements, we loaned money to the Investment Funds. These loans of $31.4 million are recorded as leveraged loan receivables at September 30, 2024 and December 31, 2023, respectively. Each Investment Fund then contributed the funds from our loan and the Investor’s investment to a special purpose entity, which then in turn loaned the contributed funds to a wholly owned subsidiary of the Company.

We believe these borrowings, and our related loans to the Investment Funds, will be forgiven in 2026 and 2029.

Revolving Credit Agreement

On April 19, 2024, we entered into an asset-based lending agreement (“Revolving Credit Agreement”). The Revolving Credit Agreement provides for borrowings under a revolving commitment of $20.0 million. Subject to the terms and conditions of the Revolving Credit Agreement, we may request an increase in the Revolving Commitment by an amount between $2.5 million and $5.0 million. The amount of the Revolving Commitment available for borrowing at any given time is $18.5 million, subject to a borrowing base formula that is based upon our accounts receivable and inventory, as more fully described in the Revolving Credit Agreement. We are required to borrow a minimum of 50% of the calculated weekly borrowing base formula at all times. At September 30, 2024, the remaining availability under the Revolving Credit Agreement is $4.8 million.

Amounts borrowed under the Revolving Credit Agreement accrue interest at an annual rate equal to the Secured Overnight Financing Rate plus 7%, and any unused Revolving Commitment accrues an unused facility fee at an annual rate of 0.5%, each payable monthly. As of September 30, 2024, the interest rate in effect on the Revolving Credit Agreement was 12.2%. The Revolving Credit Agreement matures on April 19, 2027; however, certain provisions exist that can accelerate the maturity date. The Revolving Credit Agreement also contains other customary representations, warranties, and affirmative and negative covenants. Upon the occurrence of certain events, including a Fundamental Change, the acceleration of the Convertible Notes and the Senior Secured Term Loan or certain of our other debt and any other outstanding obligations, the principal balance of the Revolving Credit Agreement may accelerate and become due immediately.

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

Vehicle and Equipment Notes

We have eleven vehicle and equipment notes outstanding at September 30, 2024, primarily relating to motor vehicles and warehouse equipment. We make monthly payments on these notes at interest rates ranging from 3.75% to 6.99%.

Mortgage Notes

We have a mortgage note secured by a residential property. This note bears interest at 5.25% with a maturity date in May 2025.

Note 10. Equity

Common Stock

The following table summarizes the common stock activity for the three and nine months ended September 30, 2024 and 2023, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Balance, beginning of period	116,608,522	101,938,376	102,832,103	101,804,454
Issuance of common stock	4,163,118	96,891	17,939,537	230,813
Balance, end of period	120,771,640	102,035,267	120,771,640	102,035,267

On July 9, 2024, at the Annual Meeting of Stockholders, our stockholders approved an amendment and restatement of our certificate of incorporation to increase the number of authorized shares of our common stock from 200,000,000 shares to 600,000,000 shares, which remains unchanged after the reverse stock split. Please see Note 15 - Subsequent Events for further detail regarding the reverse stock split.

Preferred Stock

We are authorized to issue up to 10,000,000 shares of preferred stock, each with a par value of $0.0001 per share. At September 30, 2024 and December 31, 2023, no shares of preferred stock were issued or outstanding.

Non-Plan Legacy Danimer Options

Prior to 2017, Legacy Danimer had issued 208,183 stock options that were not a part of either the 2016 Executive Plan or the 2016 Omnibus Plan. These options had a weighted average exercise price of $30 per share. On December 29, 2020, the then-remaining 30,493 of these options were converted to options to purchase 279,255 shares of our common stock with a weighted average exercise price of $3.28 per share. During 2021, 153,763 of these options were exercised. There were 125,492 of these options remaining outstanding at September 30, 2024 and December 31, 2023.

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

On March 20, 2024, we amended the prospectus supplement relating to the ATM Offering to reduce the amount available for sale pursuant to the agreement from $100.0 million to $50.0 million. At September 30, 2024, $48.6 million remains available for distribution under the ATM Offering.

Anti-dilutive Instruments

The following table summarizes the instruments excluded from the calculations of diluted shares outstanding because the effect of including them would have been anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Dividend Warrants	45,128,594	-	45,128,594	-
Convertible Notes	21,496,042	22,250,040	21,496,042	22,250,040
Common Warrants	15,000,000	-	15,000,000	-
Employee stock options	9,219,006	11,900,448	9,219,006	11,900,448
Private Warrants	3,914,525	3,914,525	3,914,525	3,914,525
Restricted stock and RSUs	2,655,281	2,295,337	2,655,281	2,295,337
Stock appreciation rights	1,732,854	-	1,732,854	-
Senior Secured Term Loan Warrants	1,500,000	1,500,000	1,500,000	1,500,000
Performance stock	1,124,978	127,770	1,124,978	127,770
Legacy Danimer options	125,492	125,492	125,492	125,492
Total excluded instruments	101,896,772	42,113,612	101,896,772	42,113,612

Senior Secured Term Loan Warrants

On March 17, 2023, we issued warrants to purchase 1.5 million shares of our common stock for $7.50 per share in connection with the closing of the Senior Secured Term Loan. These warrants were accounted for as an equity arrangement and were included in additional paid-in-capital at September 30, 2024 and 2023. These warrants expire on March 17, 2028.

Pre-Funded Warrants

On March 25, 2024, we completed a registered direct offering for the purchase and sale of an aggregate of 11,250,000 shares of our common stock, as well as pre-funded warrants to purchase up to an aggregate of 3,750,000 shares of our common stock (“Pre-Funded Warrants”) resulting in gross proceeds of approximately $15.0 million less customary closing fees.

The Pre-Funded Warrants have an exercise price of $0.0001 per share and expire on March 26, 2029. The Pre-Funded Warrants were accounted for as an equity arrangement and were included in additional paid-in-capital at September 30, 2024. The Pre-Funded Warrants are included in the determination of basic earnings per share.

At September 30, 2024, all Pre-Funded Warrants had been exercised, resulting in an immaterial cash receipt.

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

We defer certain contract fulfillment costs and amortize these costs to cost of revenue on a per-pound basis as we sell the related product or when the related contracts expire. During the three and nine months ended September 30, 2024 and 2023, amortization of these contract fulfillment costs was immaterial. At each of September 30, 2024 and December 31, 2023, we had gross contract fulfillment costs of $1.3 million and net contract fulfillment costs of $1.1 million, which were included in other assets.

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

R&D contract assets, net were $4.5 million and $3.7 million at September 30, 2024 and December 31, 2023, respectively. The long-term portion of these assets were $0.1 million and $0.7 million at September 30, 2024 and December 31, 2023, respectively, and are included in other assets. Revenue recognized that was included in contract liabilities at the beginning of the period was not material for any period presented.

Disaggregated Revenues

Revenue by geographic area is based on the location of the customer. The following table summarizes revenue information by major geographic area.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Domestic	$7,995	$10,771	$25,136	$33,565
Foreign	635	177	1,346	2,174
Total revenues	$8,630	$10,948	$26,482	$35,739

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

On September 30, 2024 and December 31, 2023, 8,005,154 shares and 4,823,519 shares, respectively, of our common stock remained authorized for issuance with respect to awards under the 2020 Incentive Plan.

The 2020 ESPP Plan provides for the sale of our common stock to our employees through payroll withholding at a discount of 15% from the lower of the closing price of our common stock on the first or last day of each biannual offering period. Up to 2,571,737 shares of our common stock were authorized to be issued under this plan, and we issued 250,549 shares during the nine months ended September 30, 2024 resulting in 515,767 shares issued since the inception of the plan.

These share pool limits are subject to adjustment in the event of a stock split, stock dividend or other changes in our capitalization.

The following table sets forth the allocation of our stock-based compensation expense.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Cost of revenue	$3	$2	$10	$6
Selling, general and administrative	647	12,493	1,529	37,643
Research and development	94	1,829	370	5,284
Total stock-based compensation	$744	$14,324	$1,909	$42,933

Service-based Restricted Stock and RSUs

The following table summarizes our service-based restricted stock and RSU activity under our equity plan.

	Number of Shares	Weighted Average Grant-Date Fair Value
Balance, December 31, 2023	271,550	$4.40
Granted	315,876	$1.49
Vested	(34,364)	$5.86
Balance, March 31, 2024	553,062	$1.82
Granted	8,242	$0.78
Vested	(202,822)	$0.77
Forfeited	(27,000)
Balance, June 30, 2024	331,482	$1.19
Granted	886,959	$0.58
Vested	(54,000)	$0.56
Forfeited	(27,000)
Balance, September 30, 2024	1,137,441	$0.76

We recognize the compensation expense for these shares on a straight-line basis from the grant date through the relevant vesting dates, which range from one to three years. We recognized $0.2 million and $4.7 million of expense related to these awards during the three months ended September 30, 2024 and 2023, respectively. We recognized $0.6 million and $9.2 million of expense related to these awards during the nine months ended September 30, 2024 and 2023, respectively.

Market-based Restricted Stock

During 2021, we granted 1,517,840 shares of restricted stock for which the restrictions lapse on successive thirds of the award on the first date the volume-weighted average price per share of our common stock equals or exceeds $24.20 for any 20 trading dates within 30-day trading periods beginning on December 29, 2021, 2022, and 2023, respectively. These awards were fully amortized at December 31, 2023. We recognized $4.6 million and $13.9 million of related expense during the three and nine months ended September 30, 2023. During 2023, we instituted a cash settlement feature for certain of these awards if the 2020 Incentive Plan does not have enough shares remaining to fulfill these awards at the time of vesting. As such, 754,818 of the 1,517,840 shares of market-based restricted stock are accounted for as liabilities that are marked to market each period. We maintained a liability of $0.3 million as a result of this feature as of September 30, 2024 and December 31, 2023. All of these shares remained outstanding at September 30, 2024.

Performance-based Restricted Stock Units

During 2021, we initiated a Performance-based RSU program. Under this program, each participant is awarded a number of units (“PRSU”s) that may vest based on our performance against one or more specified metrics, with 50% to 100% of these PRSUs vesting proportionally with achieved threshold and target attainment levels. We previously had certain PRSUs that contained a cash settlement feature and we accounted for these PRSUs as liabilities that are marked to market using the price of our common stock at the end of each reporting period with a life-to-date expense adjustment. These 824,698 outstanding cash-settleable PRSUs were forfeited during the nine months ending September 30, 2024 in association with the transition and retirement agreement of the Chief Executive Officer. As such, we relieved the previously-maintained $0.1 million long-term liability associated with these awards.

For the three months ended September 30, 2024 and 2023, respectively, we recognized related compensation expense of $0.1 million and $0.3 million. For the nine months ended September 30, 2024 and 2023, respectively, we recognized related compensation expense of $0.2 million and less than $0.1 million. These expenses are included in selling, general and administrative expenses. We recognize expense on a straight-line basis between the dates of grant and the vesting dates, which we anticipate will be in March 2025, February 2026 and April 2027, for awards granted in 2022, 2023 and 2024, respectively. Our performance did not meet the required conditions for vesting for the PRSUs that were scheduled to vest in February 2024 and accordingly they expired unvested during the nine months ended September 30, 2024. We are currently assuming 100% attainment of our 2026 and 2025 metrics and 0% attainment of our 2024 metrics. All of the PRSUs granted in 2022, 2023 and 2024 remained outstanding at September 30, 2024.

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
		1,124,978

Stock Appreciation Rights

On April 3, 2024, we awarded 1,732,854 stock appreciation rights (“SARs”). The weighted average grant price of these awards was $1.06 and the weighted average grant date fair value of these awards was $0.61. These SARs vest ratably on April 3, 2025, April 3, 2026 and April 3, 2027. We recognized $0.2 million in expense for these awards during the nine months ended September 30, 2024.

Stock Options

The following table summarizes share-settled stock option activity under our equity plans.

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance, December 31, 2023	9,257,704	$11.27	5.38	$-
Forfeited	(4,334)
Balance, March 31, 2024	9,253,370	$11.27	5.13	$-
Forfeited	(23,199)
Balance, June 30, 2024	9,230,171	$11.28	4.87	$-
Forfeited	(11,165)
Balance, September 30, 2024	9,219,006	$11.28	4.62	$-
Exercisable	8,249,347	$12.16	4.31	$-
Vested and expected to vest	9,219,006	$11.28	4.62	$-

The aggregate intrinsic values are calculated as the difference between the exercise price of the indicated stock options and the fair value of our common stock on September 30, 2024.

There were no stock options granted during the three or nine months ended September 30, 2024.

We granted 204,254 share-settled options with a weighted average grant date fair value of $1.17 during the three months ended March 31, 2023.

We also granted 1,050,000 stock options with a weighted average grant date fair value of $1.17 that contained a cash-settlement feature if adequate shares were not available to settle the award by the vesting dates. For the three and nine months ended September 30, 2024, we recognized expense of $0.2 million and $0.3 million, respectively for all outstanding cash-settleable stock options. For the nine months ended September 30, 2023, we recognized expense of $0.4 million for all cash-settleable stock options. We maintained long-term liabilities of $1.0 million and $0.1 million at September 30, 2024 and December 31, 2023, respectively, related to our outstanding cash-settleable stock options.

At September 30, 2024, there was $3.5 million of unrecognized compensation cost related to unvested stock options and restricted shares granted under the 2020 Incentive Plan. That cost is expected to be recognized over a weighted-average period of 0.9 years.

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

Level 1

The carrying amounts of our cash and cash equivalents and restricted cash were measured using quoted market prices in active markets and represent Level 1 investments. Our other financial instruments such as accounts receivable, accounts payable and accrued expenses, approximate their fair values due to their short maturities. The September 30, 2024 fair value of our Convertible Notes, based on trades made around that date, was approximately $35.7 million.

We set the values of our restricted stock unit and restricted stock awards without market-based vesting provisions on their respective grant dates at the closing price of a share of our common stock on each grant date.

We re-value our restricted stock unit awards that include a cash settlement feature each month at the closing price of a share of our common stock on the last trading day of the month, or $0.45 at September 30, 2024.

We re-value our dividend warrant liability at the end of each reporting period using the closing price of a share our of Dividend Warrants on the last trading day of the period, or $0.08 at September 30, 2024.

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

We estimated the fair value of our Senior Secured Term Loan based on an analysis of market activity since loan inception at September 30, 2024 and determined it was approximately $54.9 million.

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

The following table sets forth the associated ranges of values we used for period remeasurement and the calculated fair values from our Black-Scholes calculations for stock options, other than ESPP.

	September 30,	Three Months Ended September 30,
	2024	2024	2023
Share prices of our common stock	$0.45	$0.45	$2.07
Expected volatilities	110.28%	104.90% - 117.83%	51.76% - 55.88%
Risk-free rates of return	3.53%	3.52% - 3.55%	4.50% - 4.61%
Expected option terms (years)	3.58	2.81 - 4.41	3.82 - 5.42%
Calculated option values	$0.13	$0.02 - $0.26	$0.04 - $0.95

The following table sets forth the fair values we calculated and the inputs used in our Black-Scholes model for SARs.

April 3,
2024
Fair value at grant date	$0.61
Number of units	1,732,854
Variables used in determining fair value:
Volatility	57.80%
Risk-free rate	4.26%
Expected term (in years)	6.00

The following table sets forth the fair values we calculated and the inputs we used in our Black-Scholes models for Private Warrants.

	September 30,	December 31,
	2024	2023
Share price of our common stock	$0.45	$1.02
Expected volatility	100.00%	56.66%
Risk-free rate of return	3.86%	4.31%
Expected warrant term (years)	1.24	2.00
Fair value determined per warrant	$0.00	$0.00

The following table sets forth the fair values we calculated and the inputs we used in our Black-Scholes models for Common Warrants.

	September 30,	March 25,
	2024	2024
Share price of our common stock	$0.45	$1.08
Expected volatility	74.70%	72.80%
Risk-free rate of return	3.52%	4.15%
Expected warrant term (years)	4.99	5.50
Fair value determined per warrant	$0.18	$0.65

The following table sets forth the fair values we calculated using a weighted average valuation approach for the initial valuation of our Dividend Warrants. As of September 30, 2024, we have designated these instruments as Level 1 instruments and will remeasure accordingly with the traded share price of the Dividend Warrants at each subsequent period end date.

July 12
2024
Fair value at grant date	$0.05
Number of units	46,756,215
Variables used in determining fair value:
Volatility	99.05%
Risk-free rate	4.29%
Expected term (in years)	1.00

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

On January 19, 2022, a Consolidated Amended Class Action Complaint (“Amended Complaint”) was filed in the Eastern District of New York, naming as defendants the Company, its directors and certain of its officers as well as certain former directors (collectively, “Defendants”). The Amended Complaint is brought on behalf of a class consisting of (i) purchasers of shares of the Company during the Class Period, (ii) all holders of the Company’s Class A common stock entitled to vote on the merger transaction between the Company and Meredian Holdings Group, Inc. consummated on December 28, 2020 and (iii) purchasers of Company securities pursuant to the Company’s Registration Statement on Form S-4 that was declared effective on December 16, 2020 or the Company’s Registration Statement on Form S-1 that was declared effective on February 16, 2021. The Amended Complaint asserts claims for violations of Sections 10(b), 14(a) and 20(a) of the Exchange Act and Rules 10(b)-5(a)-(c) promulgated thereunder and Sections 11, 12 and 15 of the Securities Act of 1933, as amended (the “Securities Act”). Plaintiffs seek the following remedies: (a) a determination that the lawsuit is a proper class action pursuant to Rule 23 of the Federal Rules of Civil Procedure and certifying Plaintiffs as class representative, (b) awarding compensatory and punitive damages allegedly sustained by the class members by reason of the acts set forth in the Amended Complaint and (c) awarding pre-judgment and post-judgment interest and costs and expenses, including reasonable attorneys’ fees, experts’ fees and other costs. On September 30, 2023, the court issued an Order granting Defendant’s motion to dismiss in full, dismissing Plaintiffs’ claims with prejudice, and denying Plaintiffs’ request for leave to amend. The Plaintiffs appealed and, on September 27, 2024, the Second Circuit Court of Appeals affirmed the District Court’s Order dismissing the Amended Complaint. To date, no further appeal has been filed by the Plaintiffs.

On May 24, 2021, a shareholder derivative lawsuit was filed in the Court of Chancery of the State of Delaware by Richard Delman on behalf of the Company, alleging breach of fiduciary duty against the Company’s directors. On October 6, 2021, a shareholder derivative lawsuit was filed in the United States District Court for the District of Delaware by Ryan Perri on behalf of the Company, alleging breach of fiduciary duty against the Company’s directors. On February 9, 2023, a shareholder derivative lawsuit was filed in the United States District Court for the District of Delaware by Samuel Berezin on behalf of the Company, alleging breach of fiduciary trust against the Company’s directors. All three shareholder derivative lawsuits repeated certain allegations which are already in the public domain. Subsequent to the decision of the Second Circuit Court of Appeals noted above, each of the three shareholder derivative lawsuits was voluntarily dismissed by the party filing the respective complaint.

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

In the ordinary course of business, we may be a party to various other legal proceedings from time to time. We provide for costs relating to these matters when a loss is probable and the amount is reasonably estimable. Since we are unable to estimate the likelihood of incurring a loss, or the amount of loss, if any, related to these matters, we have not accrued any losses for these matters at September 30, 2024. Legal and administrative costs related to these matters are expensed as incurred.

Note 15. Subsequent Events

Reverse Stock Split

On November 12, 2024, as approved by our shareholders and board of directors, we filed our Sixth Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to effect a one-for-forty reverse stock split, which became effective at 5:01 p.m. Eastern time on November 12, 2024. As a result of this reverse stock split, every 40 shares of our pre-reverse stock split Common Stock combined and automatically became 1 share of common stock. No fractional shares were issued in connection with the reverse stock split; each fractional share resulting from such combination at the individual stockholder level was settled in cash.

The number of shares of Common Stock issuable upon the lapsing of restrictions for restricted stock, RSUs, and PRSUs and upon any exercise or conversion of warrants, the Convertible Notes, stock options, ESPP instruments, or SARS, was divided by 40, rounded down, for the reverse stock split. As applicable, the exercise or conversion price for such instruments was multiplied by 40, such that upon exercise or conversions, the aggregate price payable by the instrument holder after the reverse stock split for shares of Common Stock will remain approximately the same as the aggregate price prior to the reverse stock split.

The reverse stock split did not change the authorized number of shares or the par value of our Common Stock, nor modified any related voting rights. The share counts reported herein do not account for the reverse stock split.

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

As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include:

•
our ability to maintain sufficient liquidity by realizing near-term revenue growth and related cash returns and preserving cash until such cash returns, if any, are obtained;
•
access to available capital to meet our operating requirements and to service our debt instruments;
•
our ability to remain in compliance with the covenants under our debt instruments or to otherwise mitigate the impact of such terms;
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
•
our ability to raise capital;
•
the effect on our borrowing facilities of an event of default, including if an Annual Report on Form 10-K contains a Report of Independent Registered Public Accounting Firm that includes disclosure regarding going concern;
•
the ongoing conflict in Ukraine and the Middle East;
•
the possibility that we may be adversely affected by other economic, business, and/or competitive factors;
•
our ability to maintain our exchange listing; and
•
other risks and uncertainties set forth in the section entitled “Risk Factors” of this Report, which is incorporated herein by reference

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

In November 2021, we broke ground on the construction of a PHA plant in Bainbridge, Georgia (“Greenfield Facility”). Through September 30, 2024, we have invested $189.5 million in the Greenfield Facility, excluding capitalized interest and internal labor. The Greenfield Facility has an engineering cost estimate ranging from $515 million to $665 million, which was most recently updated in December 2022 and does not consider any effect of inflation. The Greenfield Facility has a planned annual production capacity of approximately 125 million pounds of finished product. We suspended construction of the Greenfield Facility during 2022 and completion of the facility is contingent upon securing additional financing.

We estimate construction of a commercial Rinnovo plant would cost between $140 million to $220 million. This range does not account for the impact of inflation on our construction costs arising since the completion of our engineering cost estimate in the second quarter of 2022. We believe this will be an important aspect of our long-term corporate development. Once a commercial Rinnovo plant is completed and after making some additional investments in extrusion capacity, the Danimer network is expected to have production capacity of approximately 330 million pounds of Nodax-based finished product. Danimer also expects to have approximately 60 million pounds of Rinnovo remaining to sell on a standalone basis or in formulations that don't include Nodax. In July 2024, we temporarily suspended our Danimer Catalytic Technologies business, including additional reduction in force, to further capital conservation. There were no asset impairments associated with this suspension, but we do expect to record additional strategic reorganization and other related charges in the quarter ending December 31, 2024 that will reduce the immediate cost savings realized.

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

Current Developments

During the third quarter, we made further inroads in our mission to create biodegradable consumer packaging and other products which address the global plastics waste crisis by:

•
continuing to make commercial shipments of cutlery resin to our converter partners to service a large QSR, and
•
making additional progress in negotiating development and supply agreements with our blue-chip customers.

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

The extent to which the conflict may continue to impact us in future periods will depend on future developments, including the severity and duration of the conflict, its impact on regional and global economic conditions, and the extent of supply chain disruptions. We will continue to monitor the conflict and assess the related sanctions and other effects and may take further actions if necessary.

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

Results of Operations for the Three Months Ended September 30, 2024 and 2023:

	Three Months Ended September 30,
(in thousands)	2024	2023	Change
Revenue:
Products	$7,972	$10,454	$(2,482)
Services	658	494	164
Total revenue	8,630	10,948	(2,318)
Cost of revenue	15,945	18,685	(2,740)
Gross profit	(7,315)	(7,737)	422
Gross profit percentage	-84.8%	-70.7%
Operating expense:
Selling, general and administrative	6,861	16,555	(9,694)
Research and development	4,580	6,883	(2,303)
Loss on sale of assets	65	64	1
Total operating expenses	11,506	23,502	(11,996)
Loss from operations	(18,821)	(31,239)	12,418
Nonoperating income (expense):
(Loss) gain on remeasurement of warrants	(206)	132	(338)
Interest, net	(9,631)	(8,584)	(1,047)
Gain (loss) on loan extinguishment	6,821	-	6,821
Total nonoperating expense:	(3,016)	(8,452)	5,436
Loss before income taxes	(21,837)	(39,691)	17,854
Income taxes	(2)	(468)	466
Net loss	$(21,839)	$(40,159)	$18,320

Revenue

For the third quarter of 2024, revenue decreased by 21% as compared to the prior year quarter. In the current quarter, PHA-based product sales of $6.6 million decreased $1.8 million, or 22%, over the prior year quarter due to the reallocation of business among converters by one of our end customers, Starbucks. PHA-based product sales represented 83% of our product revenues in the current quarter and 81% of product revenue in the prior year quarter. Current quarter PLA-based product sales of $1.3 million decreased $0.6 million compared to the prior year quarter due to decreased demand from certain PLA customers and approximates the future run rate for our PLA business.

The increase in service revenue relates primarily to a new R&D contract for $1.3 million, of which $0.3 million was earned and recognized in the current year quarter.

During the current quarter, we had two customers that each accounted for 10% or more of revenue and that collectively accounted for 61% of total revenue. In the prior year quarter, we also had two customers that each accounted for 10% or more of revenue and that collectively accounted for 64% of total revenue.

Cost of revenue and gross profit

Cost of revenue decreased 15% for the current quarter as compared with the prior year quarter. This is largely driven by the sales volume decreases and cost reduction efforts taken throughout the business, partially offset by unfavorable fixed cost absorption, and inflationary impacts.

The decline in gross profit percentage as compared with the prior year quarter was primarily due to unfavorable fixed cost absorption in the current quarter.

Operating expenses

The current quarter improvement as compared to the prior year quarter in selling, general and administrative expense primarily relates to a decrease in stock-based compensation of $11.8 million for certain executive awards that were fully amortized in December 2023, which was partially offset by increases in legal and consulting expenses of $1.1 related to shareholder litigation costs and recent financing transactions. The improvement in research and development expense as compared to the prior year quarter also relates primarily to a decrease in stock-based compensation expense of $1.7 million for executive awards. We continue to focus on reducing expenses company-wide.

Loss on remeasurement of warrants

The current quarter remeasurement loss of warrants primarily reflects the increase in the fair value of the 45.7 million publicly-traded Dividend Warrants, which was partially offset by the decrease in the fair value of the 15 million outstanding Common Warrants due to a decrease in the share price during the quarter. The prior year quarter remeasurement gain reflects the decrease in fair value of the 3.9 million outstanding Private Warrants due to a decrease in the share price during the prior year quarter.

Interest expense

The increase, as compared to the prior year quarter, in interest expense, net of capitalization, primarily resulted from an increase of $0.5 million cash interest expense and $0.4 million increase in loan cost amortization expense related to the Senior Secured Term Loan as well as the Revolving Credit Agreement, which is new in the current quarter.

Gain on loan extinguishment

The current quarter gain on loan extinguishment of $6.8 million is related to the retirement of $8.1 million of our previously outstanding 3.25% Convertible Notes that were exchanged for equity as part of the aforementioned Dividend Warrant transaction.

Income taxes

For the current quarter, we had an immaterial amount of tax expense as compared to a benefit of $0.5 million in the prior year quarter. Our effective tax rates differed from the federal statutory rate of 21% due to our valuation allowances against substantially all of our net deferred tax assets.

Results of Operations for the Nine Months Ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
(in thousands)	2024	2023	Change
Revenue:
Products	$25,173	$33,724	$(8,551)
Services	1,309	2,015	(706)
Total revenue	26,482	35,739	(9,257)
Cost of revenue	47,011	56,327	(9,316)
Gross profit	(20,529)	(20,588)	59
Gross profit percentage	-77.5%	-57.6%
Operating expense:
Selling, general and administrative	20,482	52,098	(31,616)
Research and development	15,031	21,667	(6,636)
Loss on sale of assets	630	234	396
Total operating expenses	36,143	73,999	(37,856)
Loss from operations	(56,672)	(94,587)	37,915
Nonoperating income (expense):
Gain on remeasurement of warrants	5,635	99	5,536
Interest, net	(27,541)	(21,132)	(6,409)
Gain (loss) on loan extinguishment	6,821	(102)	6,923
Total nonoperating expense:	(15,085)	(21,135)	6,050
Loss before income taxes	(71,757)	(115,722)	43,965
Income taxes	(6)	(317)	311
Net loss	$(71,763)	$(116,039)	$44,276

Revenue

Revenues during the current nine month period decreased by 26% as compared to the prior year nine month period. PHA-based product sales of $20.7 million decreased $1.2 million, or 5.4% over the prior year nine month period due primarily to a 9.9% decrease in sales price which was not fully offset by a 5.0% increase in volumes sold. PHA-based product sales represented 82% of our product revenues in the current year period and 65% of product revenue in the prior year period. Current nine month period PLA-based product sales of $4.4 million decreased $7.3 million compared to the prior year nine month period due to decreased demand from certain PLA customers and approximates the future run rate for our PLA business.

The decrease in service revenue relates primarily to our completion of our portion of several R&D contracts since the beginning of the prior year period.

During the current nine month period, we had two customers that each individually accounted for 10% or more of revenue and collectively accounted for 64% of total revenue, whereas in the prior year period we had two customers that each individually accounted for 10% or more of revenue and collectively accounted for 65% of total revenue.

Cost of revenue and gross profit

Cost of revenue decreased 17% for the current nine month period as compared with the prior year nine month period. This is largely driven by the sales volume decreases and cost reduction efforts taken throughout the business, partially offset by unfavorable fixed cost absorption, and inflationary impacts.

The decline in gross profit percentage as compared with the prior year period was primarily due to unfavorable fixed cost absorption.

Operating expenses

The current period improvement in selling, general and administrative expense as compared to the prior year period primarily relates to a decrease in stock-based compensation of $36.1 million for executive awards that were fully amortized in December 2023, which was partially offset by increases of $2.7 million in legal expenses related to our on-going shareholder litigation activity as well as recent debt and financing transactions and a $2.1 million increase in bad debt due to increased customer reserves in the current year period. The improvement in research and development expense relates primarily to a decrease in stock-based compensation expense of $4.9 million for executive awards that were fully amortized in December 2023 as well as a decrease of $0.9 million in compensation and benefits related to a one-time write-off of deferred payroll costs in the prior year period and headcount reductions taken during the current year period. We continue to focus on reducing expenses company-wide.

Gain on remeasurement of warrants

The current period remeasurement gain of warrants primarily reflects the decrease in the fair value of the 15 million outstanding Common Warrants due to a decrease in the share price during the period offset by the increase in the fair value of the 45.7 million outstanding Dividend Warrants. The prior year period remeasurement loss was due to an increase in the share price during that period that impacted the fair value of the 3.9 million outstanding Private Warrants.

Interest expense

The increase in interest expense, net of capitalization, as compared to the prior year, resulted from a $4.6 million increase in cash interest expense and $2.7 million increase in loan cost amortization expense related to the Senior Secured Term Loan as well as the Revolving Credit Agreement, which is new in current nine month period, offset by an increase of $0.9 million in interest income on the deposited proceeds from the Senior Secured Term Loan.

Gain on loan extinguishment

The current period gain on loan extinguishment of $6.8 million is related to the retirement of $8.1 million of our previously outstanding 3.25% Convertible Notes that were exchanged for equity as part of the aforementioned Dividend Warrant transaction.

Income taxes

For the current period, we had an immaterial amount of tax expense as compared to a benefit of $0.2 million in the prior year period. Our effective tax rates differed from the federal statutory rate of 21% due to our valuation allowances against substantially all of our net deferred tax assets.

Liquidity and Capital Resources

Our primary sources of liquidity are equity issuances and debt financings. At September 30, 2024, we had $22.2 million in cash and cash equivalents and other working capital of $26.4 million. While we believe we have developed the capabilities to generate revenue that will eventually be sufficient to cover our ongoing operating costs, we are currently experiencing a period of low sales volume. We anticipate significant near-term revenue growth from customers in 2025, however these revenues are uncontracted and we do not currently anticipate our existing liquidity is sufficient to sustain us until our expected revenues and resulting cash returns on revenue occur. As a result of our inability to generate cash from operations, coupled with the interest expense under our debt agreements and expenses related to potential financing transactions, we are forecasting that we will likely not have adequate liquidity to fund our operations and meet our financial obligations in the near term and that substantial doubt exists about the Company’s ability to continue as a going concern over the next twelve months from the date of this Form 10-Q as we do not currently expect cash resources and forecasted cash flows will be sufficient.

We have significant debt. At September 30, 2024, our long-term debt totaled $381.9 million, as described in greater detail below. Our most significant borrowing facilities are our 3.25% Convertible Senior Notes and our Senior Secured Term Loan.

In light of our substantial leverage position and potential for a future liquidity shortfall, we continue to analyze a variety of transactions and mechanisms designed to reduce debt and/or provide sources of incremental liquidity, including restructuring our existing debt, additional debt or equity issuances and/or asset sales. Such transactions, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions, various required covenants and other factors and may not be consummated on terms that are favorable to our existing debt holders and equity holders, or at all. These alternative measures may not be successful, and we may be unable to secure necessary liquidity or to meet our scheduled debt service obligations. Even if these alternative measures are successful, such measures could result in a material dilution to our public shareholders.

In addition, the maturity of certain of our debt may be accelerated in certain situations, including if we cannot meet our debt service obligations, and, to the extent such debt is secured, lenders may foreclose on the assets securing such debt. Under the Indenture governing the Convertible Notes, we are required to offer to repurchase our Convertible Notes upon the occurrence of certain “Fundamental Change” events, including specified change of control transactions and any delisting of our Common Stock from the New York Stock Exchange (“NYSE”). Upon the occurrence of certain events, including a Fundamental Change or our filing of an Annual Report on Form 10-K containing a Report of Independent Registered Public Accounting Firm that includes disclosure regarding going concern, the lenders under the Senior Secured Term Loan may accelerate the maturity of the borrowings thereunder and such acceleration could cause a cross-default or cross-acceleration of all of our other outstanding debt. Such a cross-default or cross-acceleration could have a wider impact on our liquidity than might otherwise arise from a default or acceleration of a single debt instrument. If an event of default occurs, or if other debt agreements cross-default, and the lenders under the affected debt agreements accelerate the maturity of any loans or other debt outstanding, we may not have sufficient liquidity to repay all of our debt.

We broke ground on our Greenfield Facility construction in November 2021 and started placing orders for long-lead time equipment items. The Greenfield Facility has an engineering cost estimate ranging from $515 million to $665 million, which does not consider the effects of inflation. As of September 30, 2024, we have invested $189.5 million of capital, excluding capitalized interest and internal labor, for the Greenfield Facility. During 2022, we suspended construction of the Greenfield Facility and completion of the facility is contingent upon receiving additional financing.

3.25% Convertible Senior Notes

On December 21, 2021, we issued $240 million principal amount of our 3.25% Convertible Senior Notes due 2026 (“Convertible Notes”), subject to an indenture (“Indenture”).

The Convertible Notes are our senior, unsecured obligations and accrue interest at a rate of 3.25% per annum, payable semi-annually in arrears on June 15 and December 15 of each year, beginning on June 15, 2022. We will settle conversions by paying or delivering, as applicable, cash, shares of common stock or a combination of cash and shares, at our election. The initial conversion rate, which is subject to change, is approximately $10.79 per share of common stock. If certain liquidity conditions are met, we may redeem the Convertible Notes between December 19, 2024, and October 20, 2026. The Convertible Notes will mature on December 15, 2026. There are $231.9 million principal amount of Convertible Notes remaining outstanding at September 30, 2024.

The Indenture requires us to offer to repurchase the Convertible Notes upon the occurrence of certain Fundamental Change events, including specified change of control transactions and any delisting of our Common Stock from the NYSE. See Item 1A. “Risk Factors—There can be no assurance that we will be able to comply with the continued listing standards of the NYSE.” In addition, upon the occurrence of certain events, including the acceleration of the Senior Secured Term Loan, the holders of 25% of the Convertible Notes may accelerate the principal balance of the Convertible Notes. If such acceleration occurs, it would cause an event of default under the Senior Secured Term Loan and the Revolving Credit Agreement.

On July 12, 2024, we completed the distribution of Dividend Warrants as described in Note 8. In addition to Dividend Warrants being exercisable for cash, subject to the terms and conditions of the warrant agreement governing the Dividend Warrants, holders of Dividend Warrants may also exercise their Dividend Warrants with Convertible Notes at face value, meaning that one Convertible Note having a principal amount of $1,000 may be surrendered as consideration to exercise 200 Dividend Warrants. Convertible Notes surrendered to pay the exercise price for Dividend Warrants will be retired. As of September 30, 2024, we have retired $8.1 million of previously outstanding convertible notes resulting in a gain on extinguishment of $6.8 million.

Capped Calls

Also in December 2021, in connection with the Convertible Notes, we purchased call options (“Capped Calls”) from certain well-capitalized financial institutions for $35 million. The Capped Calls permit us to require the counterparties to deliver to us shares of our common stock, subject to a capped number of shares. We may also net-settle the Capped Calls and receive cash instead of shares. We have not exercised any of the Capped Calls at September 30, 2024, and the Capped Calls expire on April 12, 2027.

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

The Senior Secured Term Loan contains various customary covenants. Upon the occurrence of certain events, including a Fundamental Change, the acceleration of the Convertible Notes, Revolving Credit Agreement or certain other debt and or other obligations, or our filing of an Annual Report on Form 10-K containing a Report of Independent Registered Public Accounting Firm that includes disclosure regarding going concern, the principal balance of the Senior Secured Term Loan may accelerate and become due immediately. If such acceleration occurs, it would cause a cross-default of substantially all of our other debt.

In connection with the Senior Secured Term Loan, we also issued warrants with a five-year maturity to the lender to purchase 1.5 million shares of our common stock at an exercise price of $7.50 per share. We determined the fair value of these warrants as of the closing date was $0.5 million, which we included in additional paid in capital, using the Black-Scholes model.

Revolving Credit Agreement

On April 19, 2024, we entered into an asset-based lending agreement (“Revolving Credit Agreement”). The Revolving Credit Agreement provides for borrowings under a revolving commitment of $20.0 million (“Revolving Commitment”). Subject to the terms and conditions of the Revolving Credit Agreement, we may request an increase in the Revolving Commitment by an amount not to exceed $5.0 million, provided that any such request for an increase be in a minimum amount of $2.5 million. The amount of the Revolving Commitment available for borrowing at any given time is $18.5 million, subject to a borrowing base formula that is based upon our accounts receivable and inventory, as more fully described in the Revolving Credit Agreement. We are required to borrow a minimum of 50% of the calculated weekly borrowing base formula at all times. At September 30, 2024, the remaining availability under the Revolving Credit Agreement was $4.8 million.

Amounts borrowed under the Revolving Credit Agreement accrue interest at an annual rate equal to the Secured Overnight Financing Rate plus 7%, and any unused Revolving Commitment accrues an unused facility fee at an annual rate of 0.5%, each payable monthly. The Revolving Credit Agreement matures on April 19, 2027; however, certain provisions exist that can accelerate the maturity date.

The Revolving Credit Agreement also contains other customary representations, warranties, and affirmative and negative covenants. Upon the occurrence of certain events, including a Fundamental Change, the acceleration of the Convertible Notes, Senior Secured Term Loan or certain other debt or other obligations, the principal balance of the Revolving Credit Agreement may accelerate and become due immediately.

The Revolving Credit Agreement is secured by a lien on all of our accounts receivable and inventory and the proceeds thereof and certain other assets as set forth in the Revolving Credit Agreement.

Cash Flows for the Nine Months Ended September 30 2024 and 2023:

The following table summarizes our cash flows from operating, investing and financing activities:

	Nine Months Ended September 30,
(in thousands)	2024	2023
Net cash used in operating activities	$(46,460)	$(31,331)
Net cash used in investing activities	$(6,319)	$(25,704)
Net cash provided by financing activities	$15,578	$84,488

Cash flows from operating activities

The period-to-period increase in cash outflows is primarily due to changes in working capital, specifically in accounts receivable and inventory, as well as increased interest payments related to our Senior Secured Term Loan and Revolving Credit Agreement in the current year and compared to a partial payment on the Senior Secured Term Loan in the prior year period as well as the Revolving Credit Agreement, which is new in the current year period.

Cash flows from investing activities

In the current nine month period, we used $6.3 million for the purchase of property, plant and equipment as compared to the $25.7 million for such purchases in the prior year nine month period. During 2024, we are continuing to decrease capital expenditures to align with our cost savings initiatives.

Cash flows from financing activities

For the nine month period ended September 30, 2024, net cash provided by financing activities of $15.6 million consisted primarily of:

•
Proceeds from issuance of warrants and common stock, net of issuance costs, of $13.4 million;
•
Proceeds from the completion of our Revolving Credit Agreement, net of issuance costs, of $19.6 million; and
•
Payments of debt of $17.6 million.

For the nine month period ended September 30, 2023 , net cash provided by financing activities of $84.5 million consisted primarily of:

•
Proceeds from our Senior Secured Term Loan of $130 million, less issuance costs of $33.3 million; and
•
Payments of debt of $12.4 million, including all of our previously existing $10.2 million Subordinated Term Loan.

Off-Balance Sheet Arrangements

At September 30, 2024, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

Item 4. CONTROLS AND PROCEDURES

Limitations on Effectiveness of Controls and Procedures

Our management, including the Interim Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls can prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. There are inherent limitations in all control systems, including the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of one or more persons. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and, while our disclosure controls and procedures are designed to be effective under circumstances where they should reasonably be expected to operate effectively, there can be no assurance that any design will succeed in achieving its stated goals under all potential conditions. Because of the inherent limitations in any control system, misstatements due to error or fraud may occur and not be detected.

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

Our management, with the participation of our Interim Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Our management and our Interim Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in providing them with material information relating to the Company and its consolidated subsidiaries required to be disclosed in the reports we file or submit under the Exchange Act.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three month period ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Refer to the information provided in Note 14 to the Notes to the Condensed Consolidated Financial Statements presented in Part I, Item 1. of this report.

Item 1A. RISK FACTORS

Our results of operations and financial condition are subject to various risks and uncertainties as disclosed in Part I, Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2023 (“2023 Form 10-K”). The following information updates, and should be read in conjunction with, the information disclosed in Part I, Item 1A, Risk Factors of our 2023 Form 10-K, which are incorporated herein by reference. You should carefully consider the risks set forth in our 2023 Form 10-K and the following risks, together with all the other information in this report, including our condensed consolidated financial statements and notes thereto. If any of the risks actually materialize, our operating results, financial condition and liquidity could be materially and adversely affected. Except as disclosed below, there have been no material changes from the risk factors disclosed in our 2023 Form 10-K.

The following risk factors below are hereby added to the risk factors disclosed in our 2023 Form 10-K.

Our negative cash flows and current lack of financial resources raise substantial doubt as to our ability to continue as a going concern.

Based on the definitions in the relevant accounting standards, we evaluated whether there are certain conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern. If we are unable to raise additional funding to meet our operational needs, we may be forced to limit or cease our operations and/or liquidate our assets. Although our condensed consolidated interim financial statements have been prepared assuming we will continue as a going concern, our negative cash flows from operations and current lack of financial resources raise substantial doubt as to our ability to satisfy our obligations as they become due within one year from the date of filing of this Quarterly Report on Form 10-Q. Based on our current plans and projections, our unrestricted cash resources of $22.2 million and $26.4 million in working capital at September 30, 2024 and forecasted cash flows are not expected to be sufficient liquidity to fund our operations for the next twelve months from the issuance date of this Quarterly Report on Form 10-Q. We anticipate significant near-term revenue growth from recent customer awards and through organic growth in 2025, however these revenues are uncontracted, and we do not currently anticipate our existing liquidity is sufficient to sustain us until our expected revenues and resulting cash returns on revenue occur. Given the uncertainties around our liquidity, our ability to execute our business plan,and ability to comply with the covenants under our Senior Secured Term Loan, Convertible Notes and Revolving Credit Agreement, we have concluded that there is substantial doubt about our ability to continue as a going concern for at least one year from the date of issuance of these Condensed Consolidated Financial Statements. Refer to Note 9. Debt.

We may need to further increase our cash balance by issuing additional shares of our Common Stock, debt or other securities, including senior or subordinated notes, debt securities convertible into equity, or shares of preferred stock, and we may need to do so sooner than we currently expect. There is no assurance that sources of financing will be available on a timely basis, or on satisfactory terms, or at all, and any additional financing may result in substantial dilution to our stockholders. We may be forced to seek protection from our creditors through bankruptcy proceedings, discontinue operations, or liquidate our assets, and we may receive less than the carrying value of those assets. Any of these outcomes could cause our shareholders to lose some or all of their investment.

We have used a substantial portion of our capacity to incur secured debt without seeking consent from the lenders of our Senior Secured Term Loan, certain other secured lenders, and other stakeholders. Consequently, our ability to raise additional secured debt without such consent as part of a restructuring is significantly limited.

Even if we are able to raise significant additional capital necessary to continue our operations over the next year, if we are unable to obtain additional adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to pursue our business objectives, develop our technology and products, and respond to business opportunities, challenges, unforeseen circumstances or developments could be significantly limited, and our business, financial condition, results of operations and prospects could be materially and adversely affected.

We may not be able to access the liquidity needed to meet our operating requirements and to service our debt instruments, which could have a material adverse effect on our business and financial condition. If we cannot maintain adequate liquidity, we may undertake restructuring transactions and/or seek bankruptcy protection to undertake restructuring efforts, and we may have to liquidate our assets and may receive less than the value at which those assets are carried on our condensed consolidated interim balance sheet.

At September 30, 2024, we had $22.2 million in unrestricted cash and cash equivalents and $4.8 million of availability under the Revolving Credit Agreement, which resulted in a total liquidity position of $27.0 million. We expect our liquidity position to be impacted by (i) the Senior Secured Term Loan’s monthly interest payments ($1.6 million based on the principal amount outstanding at September 30, 2024), (ii) the Convertible Notes semi-annual interest payments ($3.8 million based on amounts outstanding at September 30, 2024), which will next occur on December 15, 2024 and (iii) the Revolving Credit Agreement’s monthly interest payments ($0.1 million based on the principal amount outstanding at September 30, 2024).

To address a potential future liquidity shortfall, we are evaluating sources of incremental liquidity including additional debt issuances or refinancings and/or asset sales, none of which have been implemented at this time. Any such financing transaction may not be consummated on terms that are favorable to our existing debt holders and equity holders, or at all.

Our ability to obtain incremental liquidity, make scheduled payments and/or to refinance our outstanding debt obligations may depend on our financial and operating performance, which may be affected by prevailing economic, industry, and competitive conditions and by financial, business, and other factors beyond our control. We may not be able to achieve, a sufficient level of cash flow from operating activities to permit us to pay the principal, premium, if any, and interest on our debt. If we are unable to fund our debt service obligations, operating expenses and capital expenditures, we may pursue restructuring transactions, including refinancing all or part of our debt, selling assets, seeking to raise additional capital, and pursuing one or more internal reorganizations or other restructuring activities, strategic corporate alignment and cost-saving initiatives or other significant corporate transactions, any of which could have a material adverse effect on our operations and financial condition. Any refinancing of debt could be at higher interest rates and may require us to comply with more onerous covenants, which may negatively impact our ability to manage our business and raise additional capital. These alternative measures may not be successful, and we may be unable to meet our scheduled debt service obligations. Even if these alternative measures are successful, such measures could result in a material dilution to our public shareholders.

In addition, the maturity of certain of our debt may be accelerated in certain situations, including if we cannot meet our debt service obligations, and, to the extent such debt is secured, lenders may foreclose on the assets securing such debt. The Indenture requires us to offer to repurchase the Convertible Notes upon certain “Fundamental Change” events, including specified change of control transactions and any delisting of our Common Stock. Upon the occurrence of certain events, including a Fundamental Change or our filing of an Annual Report on Form 10-K contains a Report of Independent Registered Public Accounting Firm that includes disclosure regarding going concern, the lenders under the Senior Secured Term Loan may accelerate the maturity of the borrowings, and such acceleration could cause a cross-default or cross-acceleration of all of our other debt. Such a cross-default or cross-acceleration could have a wider impact on our liquidity than might otherwise arise from a default or acceleration of a single debt instrument. If an event of default occurs, or if other debt agreements cross-default, and the lenders under the affected debt agreements accelerate the maturity of any loans or other debt outstanding, we may not have sufficient liquidity to repay all of our debt and we could be forced into bankruptcy or liquidation.

If any of these risks are realized, our business and financial condition would be adversely affected.

There can be no assurance that we will be able to comply with the continued listing standards of the NYSE.

On May 21, 2024, we were notified by NYSE Regulation that we were not in compliance with the NYSE’s continued listing criteria because the average closing price of our Common Stock was less than $1.00 over a 30-day consecutive trading day period ending May 20, 2024. We are subject to a 180-day cure period and we cannot be certain that we will be able to cure our non-compliance, despite completing a reverse-stock split, which was approved by our stockholders at a Special Meeting of Stockholders held on October 23, 2024.

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
•
a limited amount of analyst coverage;
•
a decreased ability to issue additional securities or obtain additional financing in the future; and

•
the occurrence of a “Fundamental Change” under the Indenture governing our 3.250% Convertible Notes due 2026, in which case the holders of the Convertible Notes could require us to repurchase them for the principal amount plus any accrued interest and the lenders under our Senior Secured Term Loan could accelerate the maturity of borrowings thereunder. Such accelerations could result in the lenders under the Revolving Credit Agreement declaring all obligations under the Revolving Credit Agreement immediately due and payable.

In addition, if our total market capitalization falls below an average of $50 million for 30 consecutive trading days and we are unable to regain compliance during an 18-month cure period, the NYSE may commence suspension and de-listing procedures. As of November 18, 2024, our 30-day average market capitalization was approximately $43 million.

Lastly, if (i) the price per share of our common stock falls to an “abnormally low price,” (ii) our market capitalization falls below an average of $15 million for 30 consecutive trading days, or (iii) we choose to liquidate the Company, the NYSE may immediately commence suspension and de-listing procedures.

Due to the Reverse Stock Split, we expect to regain compliance with the NYSE’s continued listing criteria with regard to both (i) the average closing price of our Common Stock being greater than $1.00 over a 30-day consecutive trading day period and (ii) the price per share of our Common Stock being above an “abnormally low price.”

If the NYSE delists our Common Stock from trading, we and our stockholders could face significant material adverse consequences, including: a limited availability of market quotations for our securities; triggering a “Fundamental Change” under the Indenture controlling the Convertible Notes, which could result in the holders of our Convertible Notes requiring us to repurchase them; the acceleration of the Senior Secured Term Loan and/or Revolving Credit Agreement; reduced liquidity for our securities; a determination that our common stock is a “penny stock,” which will require brokers trading in our common stock to adhere to more stringent rules and regulations, possibly resulting in a reduced level of trading activity in the secondary trading market for shares of our common stock; a limited amount of analyst coverage; a decreased ability to issue additional securities or obtain additional financing in the future; and a negative impact to, or termination of, our critical business relationships.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 5. OTHER INFORMATION

During the three month period ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K, nor did the Company during such fiscal quarter adopt or terminate any “Rule 10b5-1 trading arrangement”.

Item 6. EXHIBITS

Exhibit No.	Description
3.1	Fifth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 10, 2024).
3.2	Sixth Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 13, 2024).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed with this quarterly report

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Danimer Scientific, Inc.

Date: November 19, 2024	By:	/s/ Richard N. Altice
Richard N. Altice
Interim Chief Executive Officer
(Principal Executive Officer)

Date: November 19, 2024	By:	/s/ Michael A. Hajost
Michael A. Hajost
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)